Form 10-K
period 2022-07-31
ATIF Holdings Ltd
filed 2022-11-02
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38876

ATIF Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

25391 Commercentre Dr., Ste 200, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

308-888-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	ATIF	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 9,627,452 shares of common stock outstanding.

As of October 25, 2022, the registrant had 9,627,452 shares of common stock outstanding.

Documents incorporated by reference: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference herein and therein may contain “forward-looking statements” within the meaning of, and intended to qualify for the safe harbor from liability established by, the United States Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to us. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify these forward-looking statements by words or phrases such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar expressions, including their negatives. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include:

●	any changes in the laws of the PRC or local province that may affect our operation;

●	future financial and operating results, including revenues, income, expenditures, cash balances and other financial items;

●	our ability to execute our growth and expansion, including our ability to meet our goals;

●	current and future economic and political conditions;

●	inflation and fluctuations in foreign currency exchange rates;

●	our ability to compete in an industry with low barriers to entry;

●	our capital requirements and our ability to raise any additional financing which we may require;

●	our ability to attract new clients, and further enhance our brand recognition;

●	our ability to hire and retain qualified management personnel and key employees in order to enable us to develop our business;

●	our on-going ability to obtain all mandatory and voluntary government and other industry certifications, approvals, and/or licenses to conduct our business;

●	our ability to maintain effective internal control over financial reporting;

●	trends and competition in the financial consulting services industry; and

●	other assumptions described in this annual report underlying or relating to any forward-looking statements.

You should thoroughly read this annual report and the documents that we refer to in this annual report with the understanding that our actual results in the future may be materially different from or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements. Other sections of this annual report include additional factors which could adversely affect our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements made in this annual report relate only to events or information as of the date on which these statements are made in this annual report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this annual report. You should not rely upon forward-looking statements as predictions of future events.

ii

USE OF CERTAIN DEFINED TERMS

All references to “We,” “us,” “our,” or “Company” are to ATIF Holdings Limited (“ATIF”), a British Virgin Islands business company, and its Affiliated Entities (defined below), as the case may be. Neither ATIF nor any of its Affiliated Entities are in any way or manner related to or associated with a digital publishing company incorporated and registered in Hong Kong, Asia Times Holdings Limited. ATIF is a holding company for its operating subsidiaries. We currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations.

Unless the context otherwise requires, in this annual report on Form 10-K references to:

●	“Affiliated Entities” are to our operating subsidiaries;

●	“ATIF HK” means ATIF Limited, a Hong Kong corporation and a wholly-owned subsidiary of ATIF;

●	“ATIF USA” means ATIF Inc., a California corporation and a wholly-owned subsidiary of ATIF;

●	“ATIF LP” means ATIF-1, LP, a Delaware limited partnership;

●	“AT Consulting Center” are to Asia Era International Financial Consulting Center;

●	“BVI” are to the “British Virgin Islands”;

●	“China” or the “PRC” are to the People’s Republic of China, excluding Taiwan and the special administrative regions of Hong Kong and Macau for the purposes of this annual report only;

●	“CNNM” are to www.chinacnnm.com, a news and media platform owned and operated by ATIF HK;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Huaya” are to Huaya Consultant (Shenzhen) Co., Ltd., a limited liability company organized under the laws of the PRC, a wholly owned subsidiary of ATIF;

●	“initial public offering” or “IPO” are to our initial public offering of Ordinary Shares at $5.00 per Unit which closed in April 29, 2019;

●	“LGC” are to Leaping Group Co., Ltd. a limited liability organized under the laws of Cayman Islands;

●	“preferred shares,” or “Preferred Shares” are to the Class A preferred shares of the Company, par value $0.001 per share;

●	“RMB” and “Renminbi” are to the legal currency of the PRC;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“shares,” “Shares,” or “Ordinary Shares” are to the Ordinary Shares of the Company, par value $0.001 per share; and

●	“U.S. dollars” and “$” are to the legal currency of the United States.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

This annual report on Form 10-K includes our audited consolidated financial statements for the fiscal years ended July 31, 2021 and 2022.

This annual report contains translations of certain Renminbi (“RMB”) and Hong Kong Dollar (“HK$”) amounts into U.S. dollars at specified rates. Unless otherwise stated, the translation of RMB into U.S. dollars has been made at RMB 6.7433 to US$1.00 and the translation of HK$ into U.S. dollars has been made at HK$7.8000 to US$1.00 in effect on July 31, 2022. We make no representation that any RMB/HK$ or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or RMB/HK$, as the case may be, at any particular rate, the rates stated below, or at all. The PRC government imposes controls over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a business consulting company providing financial consulting services to small and medium-sized enterprises (“SMEs”) and prior to August 1, 2022, we manage a private equity fund with approximately $1.3 million assets under management (“AUM”). Since our inception in 2015, the main focus of our consulting business has been providing comprehensive going public consulting services designed to help SMEs become public companies on suitable markets and exchanges. Our goal is to become an international financial consulting company with clients and offices throughout Asia and North America. On January 4, 2021, we established an office in California, USA, through our wholly owned subsidiary ATIF Inc., a California corporation, which was incorporated on October 26, 2020, and launched, in addition to our business consulting services, additional service models consisting of asset management, investment holding and media services to expand our business with a flexible business concept to achieve a goal of high growth revenue and strong profit growth.

We have to date primarily focused on helping clients going public on the OTC markets and exchanges in the U.S., but we are in the process of expanding our service to listing clients on domestic exchanges in China as well as the Hong Kong Stock Exchange.

Recent Developments

On February 3, 2021, we terminated our VIE agreements with Qianhai and upon termination, Qianhai transferred all of its business and employees to Huaya. In addition, on January 29, 2021, we sold our 51.2% equity interest in LGC. As a result of termination of relationship with shareholders of Qianhai and sale of all our equity interests in LGC, since February 3, 2021, we have no VIE structure in connection with our operations.

On February 16, 2021, we established ATIF-1, LP (“ATIF LP”) as a private equity fund through our indirectly-wholly owned subsidiary, ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner. As of July 31, 2022, we own a 76.6% interest in ATIF LP as a limited partner. As of July 31, 2022, ATIF LP manages, approximately $1.3 million assets under management (“AUM”). The investment strategy of the fund involves directional long and short investments in equity securities, primarily issued by U.S. large capitalization companies, and American Depositary Receipts (“ADRs”) related to Chinese companies of various sizes, including private companies. The investment manager for the fund is ATIF Inc. Due to significant volatility in stock market, the private equity fund lost $1.5 million in fiscal year 2022 as compared to gain $0.2 million in fiscal year 2021. On August 1, 2022, ATIF USA entered into and closed a Sale and Purchase Agreement with Asia Time (HK) International Finance Service Limited (the “Buyer”) pursuant to which ATIF US sold all of its membership interests in ATIF GP (the “Agreement”) to the Buyer for cash consideration of US$50,000. Upon the closing of the Agreement on August 1, 2022, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP.

On August 23, 2021, we completed a five (5) for one (1) reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share.

On December 22, 2021, we established ATIF BD LLC, a California limited liability company (“ATIF BD”) and our wholly-owned subsidiary, engaged in consultancy and information technology support services.

On April 25, 2022, we established ATIF Investment Limited, a British Virgin Islands company (“ATIF Investment”) and our wholly-owned subsidiary, engaged in consultancy and information technology support services.

On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya to Mr. Pishan Chi, our former director and CEO, for $nil consideration. The transfer of equity interest was to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore. We determined that the transfer of our equity interest in ATIF HK and Huaya did not have a major effect on its operations and financial results as we did not change our way of running business. We also determined that the transfer of equity interest does not represent a strategic shift in our business because there was no change to our operation of our consulting services. There was no change to the nature of our business, and did not affect our customers in North America, which is the major geographic market area of our business.

On October 3, 2022, we established ATIF Southern US, LLC (“ATIF Southern”), a California LLC, of which we own 60% of its membership interest, and is engaged in equity investment business in Texas.

On October 6, 2022, we established ATIF Business Consulting LLC, a California LLC (“ATIF Consulting”) and our wholly-owned subsidiary, engaged in IPO consulting services in North America.

On October 7, 2022, we established ATIF Business Management LLC, a California LLC (“ATIF Management”) and our wholly-owned subsidiary, engaged in comprehensive services such as IR, legal services and secretarial services in North America in future.

Competitive Strengths

We believe that the following strengths enable us to capture opportunities in the financial service industry in China and differentiate us from our competitors:

Experienced and Highly Qualified Team

We have a highly qualified professional service team with extensive experience in going public consulting services. Our professional team members have an average of five years of experience in their respective fields of international finance and capital market, cross-border and domestic listing services, and marketing. The majority of the members of our team previously worked in the technology or finance industries. We highly value members of our qualified professional team and are on the constant lookout for new talents to join our team.

Recognition and Reputation Achieved from Our Previous Success

Since our inception in 2015, we have successfully helped eight clients to be quoted on the U.S. OTC markets and one client listed on the U.S Nasdaq market, respectively. Our proven track records and professionalism have won us recognition and reputation within the consulting service industry in China. We believe we are one of the few going public consulting service providers that possess the necessary resources and expertise to provide comprehensive personalized one-stop going public consulting services to clients.

Long-Term Cooperation Relationship with Third-Party Professional Providers

We have established long-term professional relationships with a group of well-known third-party professional providers both domestically and in the U.S., such as investment banks, certified public accounting firms, law firms, and investor relations agencies, whose services and support are necessary for us to provide high-quality one-stop going public consulting service to our clients. It took us years of hard work to demonstrate to these professional organizations that we are a worthy partner capable of providing high-quality professional services that conforms to their high standards. As a result, our clients are able to gain direct access to and obtain high-quality professional services from our third-party professional providers.

Long-Term Cooperation Relationships with Local Chamber of Commerce and Associations

We believe our recent success was at least partially attributable to our long-term cooperation relationships with local chambers of commerce and associations. There are no contractual relationships between us and these organizations. We were able to gain access to many prospective clients through events organized by these organizations. Our cooperation relationships with these local organizations help us to: (1) understand the evolving needs of our potential clients; (2) recognize the trends of the local business community we strive to serve; and (3) provide timely feedbacks to our potential clients and maintain open communication channels with local business communities.

DESCRIPTION OF OUR BUSINESS

Our Business

We are a British Virgin Islands business company. We are a business consulting company providing financial consulting services to small and medium-sized enterprises (“SMEs”). Since our inception in 2015, the focus of our consulting business has been providing comprehensive going public consulting services designed to help SMEs become public companies on suitable markets and exchanges. Our goal is to become an international financial consulting company with clients and offices throughout Asia and North America. On January 4, 2021, we established an office in California, USA, through our wholly owned subsidiary ATIF Inc., a California corporation, which was incorporated on October 26, 2020, and launched, in addition to our business consulting services, additional service models consisting of asset management, investment holding and media services to expand our business with a flexible business concept to achieve a goal of high growth revenue and strong profit growth. Clients located within United States will be serviced by ATIF Inc., while clients outside United States will be supported by ATIF Inc.’s business strategic cooperative partner Huaya.

Since our inception, our revenue has been mainly generated from our going public consulting services. In April 2020, we acquired a 51.2% equity interest in Leaping Group Co., Ltd. (“LGC”) and our revenue was mainly comprised of going public consulting services and event execution and planning services for the year ended July 31, 2020. On January 29, 2021, we completed a disposition of 51.2% of the equity interest of LGC with three individuals. For the years ended July 31, 2021 and 2020, we reported net loss of $6.6 million and $11.0 million from discontinued operations of LGC as a separate component in the consolidated statements of operations.

Beginning in August 2018, to complement and facilitate the growth of our going public consulting service, we launched AT Consulting Center to offer financial consulting programs in Shenzhen, and in September 2018, we acquired CNNM, or www.chinacnnm.com, a news and media website focused on distributing financial news and information. In July 2019, we launched an investment and financing analysis reporting business. We have not generated any revenue from this financial and news platform since its acquisition, and based on our current financial condition and operating performance, our management has assessed that the likelihood of future use of the financial and news platform is remote, and we provided full impairment on the financial and news platform in the year ended July 31, 2020.

In China, a fast-growing economy and a positive market environment have created many entrepreneurial and high-growth enterprises, many of which need assistance in obtaining development funds through financing. Due to restrictions imposed by China’s foreign exchange regulations, it is difficult for foreign capital to enter China’s capital market. Because of the strict listing policies and a relatively closed financial environment in mainland China, most small to medium sized enterprises in the development stage are unable to list on domestic exchanges in China. Therefore, many Chinese enterprises strive to enter international capital markets through overseas listing for equity financing. However, in China, there is a general lack of understanding of the international capital markets, as well as a lack of professional institutions that provide overseas going public consulting services to these companies, and many of them may not be familiar with overseas listing requirements.

We launched our consulting services in 2015. Our aim was to assist these Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several overseas jurisdictions. Our services are designed to help SMEs in China achieve their goal of becoming public companies. We create a going public strategy for each client based on many factors, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to July 31, 2022, we have successfully helped eight Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. All of our current and past clients have been Chinese companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore, by as opportunities arises.

On January 4, 2021, we announced the relocation of our operating headquarter to California, USA, through our wholly owned subsidiary ATIF Inc., a California corporation incorporated on October 26, 2020, and launched, in addition to our business consulting services, additional service models consisting of asset management, investment holding and media services to expand our business with a flexible business concept to achieve a goal of high growth revenue and strong profit growth. As part of this relocation and to streamline the management chain and to improve management control with a goal of lower costs, we transition the services from our variable interest entity (“VIE”), Qianhai Asia Times (Shenzhen) International Financial Services Co., Ltd. (“Qianhai”), to ATIF Inc. and Huaya, and terminated the VIE agreements with Qianhai on January 31, 2021. Before the termination, operating revenue generated through Qianhai VIE amounted to $645,127, and net income (loss) amounted to $(1,562,037) for the years ended July 31, 2020. The termination of the Qianhai VIE agreements did not cause a material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because such assets only amounted to $184,740 and $68,375 as of July 31, 2020 and 2019, respectively. All of the fixed assets were transferred to Huaya upon termination of the VIE agreement. In addition, we had discussions with other business organizations to collaborate with a goal of leveraging their resources to assist us to grow our business centers in other jurisdictions. We believe that this streamlined management model and strategic partnership strategy is in line with the current fast-changing and competitive business environment and will provide us with strong growth capability. The termination of the VIE agreement with Qianhai did not adversely affect Huaya, our business, financial condition, and results of operations.

On January 14, 2021, the Company entered into the Sale and Purchase Agreement with the majority shareholders of LGC consisting of Jiang Bo, Jiang Tao and Wang Di (collectively the “LGC Buyers”) to sell all interests in LGC. Pursuant to the Sales and Purchase Agreement, the Company sold 10,217,230 ordinary shares of LGC in exchange for (i) 5,555,548 ordinary shares of the Company owned by the LGC Buyers, and (ii) payment by the LGC Buyers in the amount of US$2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of US$2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest shall be due on January 14, 2023. As of the date of this prospectus, the 5,555,548 shares of ordinary shares owned by the LGC Buyers have been returned to the Company and the $2.3 million cash payment has not yet been received from the LGC Buyers. The Company recognized an estimated loss of approximately $6.1 million from this transaction, which were reflected in the pro forma financial information as included in the Company’s form 6-K as filed with SEC on February 4, 2021. After completion of the transaction, the Company shall no longer hold any shares of LGC and LGC shall no longer be subsidiary of ATIF. The Sales and Purchase Agreement closed on January 29, 2021.

We entered into the Sale Purchase Agreement because we believed that due to the continued impact of COVID-19 in China, it will take longer, and additional capital will be required for traditional entertainment and cinemas businesses like LGC to recover. Further, in light of the Company moving its headquarter to California and transitioning to a new business model focusing on business consulting, asset management, investment holding and media services, the Company no longer believes that its business has synergy with LGC’s cinema advertising and cinema operation business. Our management and LGC’s management also had different views of LGC’s future business direction.

On February 16, 2021, we established ATIF-1, LP (“ATIF LP”) as a private equity fund through our indirectly-wholly owned subsidiary, ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner. As of July 31, 2022, we own a 76.6% limited partner interest in ATIF LP. ATIF LP manages, as of July 31, 2022, approximately $1.3 million assets under management (“AUM”). The investment strategy of the fund involves directional long and short investments in equity securities, primarily issued by U.S. large capitalization companies, and American Depositary Receipts (“ADRs”) related to Chinese companies of various sizes, including private companies. The investment manager for the fund is ATIF Inc. Due to significant volatility in stock market, the private equity fund lost $1.5 million in fiscal year 2022 as compared to gain $0.2 million in fiscal year 2021. On August 1, 2022, ATIF USA entered into and closed a Sale and Purchase Agreement with Asia Time (HK) International Finance Service Limited (the “Buyer”), pursuant to which ATIF USA sold all of its membership interests in ATIF GP (the “Agreement”) to the Buyer for cash consideration of US$50,000. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP.

On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya to Mr. Pishan Chi for $nil consideration. The transfer of equity interest was to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore. We determined that the transfer of our equity interest in ATIF HK and Huaya did not have a major effect on our operations and financial results as we did not change our way of running business. We also determined that the transfer of equity interest does not represent a strategic shift in our business because there was no change to our operation of our consulting services. There was no change to the nature of our business, and did not affect our customers in North America, which is the major geographic market area of our business. However, we intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. Before the disposal of ATIF HK and Huaya, operating revenue generated through Huaya amounted to $366,508 and $401,292, and net income (loss) amounted to $(812,434) and $86,758 for the years ended July 31, 2022 and 2021 respectively. The disposal of Huaya did not cause a material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because it had no long-lived assets as of May 31, 2022.

Marketing and Sales

We believe the success of our consulting business requires building mutually beneficial long-term relationships with relevant and influential entities, and we have developed our main marketing channels based on these relationships.

Since our inception, we have cultivated and maintained cooperation with a number of city and provincial chambers of commerce and business associations in China, including the Zhejiang Chamber of Commerce in Shenzhen and Guangdong, Shenzhen Industrial Park Association, Meixian Chamber of Commerce in Shenzhen, Wenzhou Chamber of Commerce in Shenyang, Shenzhen Elite Chamber of Commerce, and the SME Service Platform in Northeast China. There are no contractual relationships between us and these organizations. However, these local business organizations have helped our marketing efforts greatly, due to the fact that: (1) they have access to the information of local enterprises and often recommend and connect us with potential clients; (2) they help us organize going public briefings and international financial lectures with local enterprises; and (3) they are able to utilize relationships with local government to initiate and organize government sponsored financial forums to promote and introduce our consulting services to the local enterprises.

We also strive to maintain professional relationships with our former and prospective clients. Our former clients have benefited from our services and oftentimes are willing and able to introduce prospective clients to us. After nearly three years operating as a consulting service provider specialized in cross-border going public services, we have developed a database consisting of former and prospective clients, using each as a resource for business connections and social relations.

Our employees have been working in various industries for many years, and accumulated networks of business and social relations including personal connections, corporate associations, and governmental affiliations, which are all valuable resources through which we can potentially obtain new clients.

We are constantly seeking new and effective marketing channels in order to grow into an international consulting company with clients and branches throughout Asia. To complement and facilitate our growth perspectives, in 2018, we launched AT Consulting Center, we believe, it has the great potential in becoming instrumental in our marketing efforts for continued growth of our consulting business.

In addition to our marketing efforts described above, we also market our consulting services, through:

●	Social media, principally WeChat and Weibo;

●	Newsletters to our prospective clients; and

●	Business relationships with well-known corporations and web platforms with large online traffics that can direct traffic to our website through links on their websites.

Competition

We face competition from a number of consulting companies providing going public consulting services such as Greenpro Capital Corp., Forward Capital, and Dragon Victory, who recently entered going public consulting services in 2018. We believe that our relatively mature operating history of nearly three years differentiates our company from other competitors. Our comprehensive one-stop consulting services, through which we are directly involved in each of the three pre-defined phases of our clients’ going public process, are unlike the services provided by many of our competitors, who often act as mere initial order takers, and then outsource a majority of services to third-party providers.

Currently, many of the going public consulting providers in China operate on a relatively small scale, only with a few employees. We believe that we are currently one of the few consulting companies capable of providing comprehensive one-stop going public services to qualified enterprises. However, due to favorable market conditions, which may have been overheated by various Chinese government stimulus programs offered recently to encourage and reward enterprises going public, a number of companies have entered and are entering the going public consulting business. As such, we expect competition will become more intense, and it is possible that we will not be able to maintain the growth rate we have achieved previously.

Major Customers

The majority of our clients are small to medium-sized enterprises seeking growth and expansion through going public on recognized exchanges, and $1.6 million and $0.9 million was generated from our consulting services for the fiscal years ended July 31, 2022 and 2021, respectively. Since our inception in 2015 through July 31, 2022, most of our former and current clients were based in mainland China. The number of our new consulting service clients was five and three for the fiscal years ended July 31, 2022 and 2021, respectively. Due to the nature of our consulting business, which requires us to dedicate a large amount of resources to each of our clients, we were able to generate a relatively large revenue from a small number of clients. As a result, we had three and three clients that accounted for more than 10% of our total revenues, for the fiscal years ended July 31, 2022 and 2021, respectively. As we continue to expand and grow the number of clients, we expect the risks arising from customer concentration will be mitigated accordingly.

Employees

As of July 31, 2022, we had 11 full-time employees, including 1 in China and 10 in America. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe our employee relations are good.

Intellectual Property

We have received the approval for the following trademark registrations:

Trademark	Jurisdiction	Category	Effective Date	Expiration Date
ATIF	China	36	May 7, 2019	May 6, 2029
ATIF	Hong Kong	36	January 31, 2019	August 28, 2028
亚洲时代	China	36	May 14, 2017	May 13, 2027
亞洲時代	Hong Kong	35;36;41	November 26, 2019	April 11, 2029
CNNM	Hong Kong	35; 38	August 29, 2018	August 28, 2028
INTERNATIONAL SCHOOL OF FINANCE	Hong Kong	41	August 29, 2018	August 28, 2028
IPOEX	Hong Kong	36	October 27, 2020	October 26, 2030
IPOEX	European Union	36	January 30, 2021	October 15, 2030
IPOEX	China	36	July 28, 2021	July 27, 2031
IPOEX	Singapore	36	October 15, 2020	October 15, 2030
IPOEX	United Kingdom	36	February 19, 2021	October 19, 2030
IPOEX	Korea	36	February 21, 2022	February 21, 2032

We also own five domain names: ipoex.com, atifus.com, atifchina, chinacnnm.com and dpoex.com.

Below are images of our trademarks:

Government Regulations

PRC Regulations

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the SAIC, and their respective local offices, and Ministry of Housing & Urban-Rural Development (the “MHURD”) and their respective local offices. This section summarizes the principal PRC regulations applicable to our business.

PRC Laws and Regulations relating to Foreign Investment

Investment activities in the PRC by foreign investors were principally governed by the Guidance Catalog of Industries for Foreign Investment, promulgated and as amended from time to time by MOFCOM and National Development and Reform Commission (“NDRC”), which was later divided into two legal documents, including the Catalog of Industries for Encouraged Foreign Investment, or the “Encouraged Catalog,” and the Special Administrative Measures for Access of Foreign Investment (Negative List), or the “Negative List.” Industries listed in the Negative List are divided into two categories: restricted and prohibited. Industries not listed in the Negative List are generally constituted “permitted,” and are open to foreign investment unless specifically restricted by other PRC regulations. For restricted industries, some are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. The latest Negative List was released by MOFCOM and NDRC on September 18,2021 and became effective on January 1, 2022. Pursuant to the current and the updated Negative Lists, management consulting is an permitted industry for foreign investment access.

PRC Laws and Regulations on Company Establishment

The establishment, operation, and management of companies in the PRC is governed by the PRC Company Law, or the “Company Law,” as promulgated by the SCNPC on December 29, 1993, effective on July 1, 1994, and subsequently amended in 1999, 2004, 2005, 2013, and 2018. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both domestic companies and foreign-invested companies.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the “Foreign Investment Law,” which came into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises, and the Law of the PRC on Sino-foreign Cooperative Joint Ventures. The Foreign Investment Law adopts the management system of pre-establishment national treatment and negative list for foreign investment. Policies in support of enterprises shall apply equally to foreign-funded enterprises according to laws and regulations. Foreign investment enterprises shall be guaranteed that they could equally participate in the setting of standards, and the compulsory standards formulated by the State shall be equally applied. Fair competition for foreign investment enterprises to participate in government procurement activities shall be protected. The Foreign Investment Law also stipulates the protection on intellectual property rights and trade secrets. In addition, Regulations for the Implementation of the Foreign Investment Law of the PRC came into effect as of January 1, 2020.

Notice on the Implementation of Foreign Investment Law and the Registration of Foreign-funded Enterprises was issued by the State Administration for Market Regulation on December 31, 2019. According to such notice, the State Administration for Market Regulation conducts business registration, and the applicant shall apply for the registration of foreign-funded enterprises through the enterprise registration system. The registration authority shall conduct formal examination on relevant application materials. Where a foreign investor or enterprise with foreign investment invests in a field other than those in the negative list, it shall register in accordance with the principle of consistency of domestic and foreign investment.

The Measures for Reporting Foreign Investment Information were adopted by MOFCOM on December 19, 2019, approved by the State Administration for Market Regulation, and became effective on January 1, 2020. According to such measures, when a foreign investor directly or indirectly conducts investment activities in China, the foreign investor or foreign-invested enterprise shall submit investment information to the competent department of commerce in accordance with the measures.

PRC Laws and Regulations Relating to Management Consulting Industry

Law of the People’s Republic of China on Promotion of Small and Medium-sized Enterprises (the “SME Promotion Law”) was promulgated by the Standing Committee of the National People’s Congress on June 29, 2002, amended on September 1, 2017, and became effective on January 1, 2018. According to the SME Promotion Law, the government encourage all kinds of services organization to provide services including training and counselling on entrepreneurship, intellectual property protection, management consulting, information consulting, credit service, marketing, development of projects, investment and financing, accounting and taxation, equity transaction, technology support, talent introduction, foreign cooperation, exhibition, and legal consulting.

Pursuant to the Opinions of the State Council on Further Promoting The Development of Small And Medium-sized Enterprises (the “Opinions”), which were promulgated by the State Council on September 19, 2009, the government supports organizations of management consulting for SMEs and activities of management consulting to guide SMEs to use external sources to improve their level on management.

According to the SME Promotion Law and the Opinions, our business is encouraged by the government and is in compliance with relevant regulations in PRC. There are no further regulations on management consulting industry in the PRC presently. However, we cannot assure that there will not be more regulations on the management consulting industry to be issued by PRC government in the future that could affect our business.

Regulation on Intellectual Property Rights

Regulations on trademarks

The Trademark Law of the People’s Republic of China was adopted at the 24th meeting of the Standing Committee of the Fifth National People’s Congress on August 23, 1982. Three amendments were made on February 22, 1993, October 27, 2001, and August 30, 2013, respectively. The last amendment was implemented on May 1, 2014. The regulations on the implementation of the trademark law of the People’s Republic of China were promulgated by the State Council of the People’s Republic of China on August 3, 2002, and took effect on September 15, 2002. It was revised on April 29, 2014 and April 23, 2019. The PRC Trademark Office under the State Administration of Market Regulation handles trademark registrations and grants a term of 10 years to registered trademarks and another 10 years if requested upon expiration of the first or any renewed 10-year term. Trademark license agreements must be filed with the PRC Trademark Office for record. The PRC Trademark Law has adopted a “first-to-file” principle with respect to trademark registration. Where a trademark to be registered is identical or similar to another trademark which has already been registered or been subject to a preliminary examination and approval for use on the same kind of or similar goods or services, the application for registration of such trademark may be rejected. Any person applying for the registration of a trademark may not prejudice the existing right first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use. After receiving an application, the PRC Trademark Office will make a public announcement if the relevant trademark passes the preliminary examination. During the three months after this public announcement, any person entitled to prior rights and any interested party may file an objection against the trademark. The PRC Trademark Office’s decisions on rejection, objection, or cancellation of an application may be appealed to the PRC Trademark Review and Adjudication Board, whose decision may be further appealed through judicial proceedings. If no objection is filed within three months after the public announcement or if the objection has been overruled, the PRC Trademark Office will approve the registration and issue a registration certificate, at which point the trademark is deemed to be registered and will be effective for a renewable 10-year period, unless otherwise revoked. For licensed use of a registered trademark, the licensor shall file record of the licensing with the PRC Trademark Office, and the licensing shall be published by the PRC Trademark Office. Failure of the licensing of a registered trademark shall not be contested against a good faith third party. For a detailed description of our trademark registrations, please refer to “—Intellectual Property.”

Regulations on domain names

In accordance with the Measures for the Administration of Internet Domain Names, which was promulgated by the Ministry of Industry and Information Technology (the “MIIT”) on August 24, 2017 and came into effect on November 1, 2017, the Implementing Rules of China Internet Network Information Center on Domain Name Registration, which was promulgated by China Internet Network Information Center (the “CNNIC”) on May 28, 2012 and came into effect on May 29, 2012, and the Measures of the China Internet Network Information Center on Domain Name Dispute Resolution, which was promulgated by CNNIC on September 1, 2014 and came into effect on the same date, domain name registrations are handled through domain name service agencies established under relevant regulations, and an applicant becomes a domain name holder upon successful registration, and domain name disputes shall be submitted to an organization authorized by CNNIC for resolution. Besides, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names shall provide true, accurate, and complete information of their identities to domain name registration service institutions. In accordance with the Notice from the Ministry of Industry and Information Technology on Regulating the Use of Domain Names in Internet Information Services, which was promulgated by the MIIT on November 27, 2017 and came into effect on January 1, 2018, Internet access service providers shall verify the identity of each Internet information service provider, and shall not provide services to any Internet information service provider which fails to provide real identity information. The applicant will become the holder of such domain names upon completion of the registration procedure. As of July 31, 2020, we had completed registration of five domain names, “ipoex.com,” “chinacnnm.com,” “atifchina.com,” “atifus.com,” and “dpoex.com,” in the PRC and became the legal holder of such domain names.

Copyrights

In accordance with the Copyright Law of the PRC promulgated by the SCNPC on September 7, 1990, last amended on Nov 11,2020, and came into effect on June 1, 2021, Chinese citizens, legal persons, or other entities own the copyright in their works whether published or not, including written works, oral works, music, comedy, arts of talking and singing, dance and acrobatics, work of art and architecture work, photographic works, cinematographic work and work created by the method similar to the film production method, engineering design drawing, product design drawing, map, sketch and other graphic works and model works, computer software, and other works specified by laws and administrative regulations. The rights a copyright owner has include but not limited to the following rights of the person and property rights: the right of publication, right of authorship, right of modification, right of integrity, right of reproduction, distribution right, rental right, right of network communication, translation right, and right of compilation.

In accordance with the Regulations on the Protection of Computer Software promulgated by the State Council on December 20, 2001 and last amended on January 30, 2013, Chinese citizens, legal persons, or other entities own the copyright, including the right of publication, right of authorship, right of modification, right of reproduction, distribution right, rental right, right of network communication, translation right, and other rights software copyright owners shall have in software developed by them, regardless of whether the software has been published. In accordance with the Measures for the Registration of Computer Software Copyright promulgated by the National Copyright Administration on April 6, 1992 and last amended on February 20, 2002, software copyrights, exclusive licensing contracts for software copyrights, and software copyright transfer contracts shall be registered, and the National Copyright Administration shall be the competent authority for the administration of software copyright registration and the Copyright Protection Center of China is designated as a software registration authority. The Copyright Protection Center of China shall grant a registration certification to a computer software copyright applicant who complies with relevant regulations.

Regulations on Patents

Pursuant to the Patent Law of the PRC, or the “Patent Law,” promulgated by the SCNPC on March 12, 1984, most recently amended on October 17, 2020, and effective from June 1, 2021, and the Implementation Rules of the Patent Law of the PRC, promulgated by the State Council on June 15, 2001 and most recently amended on January 9, 2010, there are three types of patents in the PRC: invention patent, utility model patent, and design patent. The protection period is 20 years for invention patent and 10 years for utility model patent and 15 years for design patent, commencing from their respective application dates. Any individual or entity that utilizes a patent or conducts any other activity in infringement of a patent without prior authorization of the patentee shall pay compensation to the patentee and is subject to a fine imposed by relevant administrative authorities and, if the infringement constitutes a crime, shall be held criminally liable. In the event that a patent is owned by two or more co-owners without an agreement regarding the distribution of revenue generated from the exploitation of any co-owner of the patent, such revenue shall be distributed among all the co-owners.

Existing patents can become narrowed, invalid, or unenforceable due to a variety of grounds, including lack of novelty, creativity, and deficiencies in patent application. In China, a patent must have novelty, creativity, and practical applicability. Under the Patent Law, novelty means that before a patent application is filed, no identical invention or utility model has been publicly disclosed in any publication in China or overseas or has been publicly used or made known to the public by any other means, whether in or outside of China, nor has any other person filed with the patent authority an application that describes an identical invention or utility model and is recorded in patent application documents or patent documents published after the filing date. Creativity means that, compared with existing technology, an invention has prominent substantial features and represents notable progress, and a utility model has substantial features and represents any progress. Practical applicability means an invention or utility model can be manufactured or used and may produce positive results. Patents in China are filed with the State Intellectual Property Office, or the “SIPO.” Normally, the SIPO publishes an application for an invention patent within 18 months after the filing date, which may be shortened at the request of applicant. The applicant must apply to the SIPO for a substantive examination within three years from the date of application.

PRC Laws and Regulations Relating to Merger and Acquisition

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, requires a foreign investor to obtain necessary approvals when engaged in certain forms of acquisition of a domestic enterprise and further requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. Pursuant to the Manual of Guidance on Administration for Foreign Investment Access, which was issued and became effective on December 18, 2008 by MOFCOM, notwithstanding the fact that (i) the domestic shareholder is connected with the foreign investor or not, or (ii) the foreign investor is the existing shareholder or the new investor, the M&A Rules shall not apply to the transfer of an equity interest in an incorporated foreign-invested enterprise from the domestic shareholder to the foreign investor. However, the application of the M&A Rules remains unclear.

Our PRC counsel, Dentons Law Firm, has advised us based on their understanding of the current PRC laws, rules, and regulations that the CSRC’s approval should not be required for the listing and trading of our ordinary shares on the NASDAQ in the context of our IPO, given that: (i) we established our PRC subsidiary, Huaya, by means of direct investment rather than by merger with or acquisition of PRC domestic companies; and (ii) no explicit provision in the M&A Rules classifies the respective contractual arrangements between Huaya, Qianhai, and its shareholders as a type of acquisition transaction falling under the M&A Rules.

However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and the CSRC’s opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If the CSRC or any other PRC regulatory agencies subsequently determines that we need to obtain the CSRC’s approval for our IPO or if the CSRC or any other PRC government agencies promulgates any interpretation or implements rules that would require us to obtain CSRC or other governmental approvals for our IPO, we may face adverse actions or sanctions by the CSRC or other PRC regulatory agencies. Sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from our IPO into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation, and prospects, as well as the trading price of our ordinary shares. In addition, if the CSRC or other PRC regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for our IPO, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such approval requirement could have a material adverse effect on the trading price of ordinary shares.

PRC Laws and Regulations Relating to Foreign Exchange

General administration of foreign exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996, and were amended on January 14, 1997, and August 1, 2008. Under these rules, RMB is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products, or loans unless prior approval and prior registration by competent authorities for the administration of foreign exchange is obtained and made. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange under the current accounts without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 75, Circular No. 37, and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014, and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments prior to the establishment or control of an offshore special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by Circular 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB300,000 (approximately $43,000) on an institution or less than RMB50,000 (approximately $7,300) on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests. The qualified bank will directly examine the applications and accept registrations under the supervision of SAFE.

As of the date of this annual report, our shareholders have not completed registrations in accordance with Circular 37, they are currently working on their registrations in the local Administration of Exchange Control. The failure of our shareholders to comply with the registration procedures may subject each of our shareholders to warnings and fines. If the registration formalities cannot be processed retrospectively, then the repatriation of the financing funds, profits, or any other interests of our shareholders obtained through special purpose vehicles, for use in China, would be prohibited. As a result, any cross-border capital flows between our PRC subsidiary and its offshore parent company, including dividend distributions and capital contributions, would be illegal

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, foreign exchange capital of foreign-invested enterprises shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign exchange capital of a foreign-invested enterprise has been temporarily set to be 100%. The RMB converted from the foreign exchange capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the RMB if obtained from foreign exchange settlement shall not be used for the following purposes

●	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

●	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

●	directly or indirectly used for entrusted loan in RMB (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in RMB that have been sub-lent to a third party; and

●	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s RMB converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted RMB shall not be provided as loans to non-affiliated entities.

Circulars 16 and 19 address foreign direct investments into the PRC, and stipulate the procedures applicable to foreign exchange settlement. As we do not plan to transfer any proceeds raised to our subsidiaries in the PRC, such proceeds would not be subject to Circular 19 or Circular 16. However, if and when circumstances require funds to be transferred to our subsidiaries in the PRC from our offshore entities, then any such transfer would be subject to Circulars 16 and 19.

PRC Laws and Regulations Relating to Taxation

Enterprise Income Tax

The EIT Law was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007, and became effective on January 1, 2008, and then amended on February 24, 2017 as well as December 29, 2018. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007, and became effective on January 1, 2008, and was amended on April 23, 2019. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%. An enterprise established outside of the PRC with its “de facto management bodies” located within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC domestic enterprise for enterprise income tax purposes. The Implementing Rules of the EIT Law define a “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. It is more likely than not that the Company and its offshore subsidiary would be treated as a non-resident enterprise for PRC tax purposes.

The Arrangement between the Mainland China and Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006, and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. Pursuant to the Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties promulgated by SAT on February 3, 2018 and became effective on April 1, 2018, a beneficial ownership analysis will be applied in light of the actual circumstances of the specific cases to determine the status of a beneficial owner under the relevant tax treaty and whether or not to grant tax treaty benefits.

Before May 31,2022, Huaya is a resident enterprise and qualifies as a Small and Low Profit Enterprise and pays EIT tax at the rate of 10% in PRC. It is more likely than not that we and our offshore subsidiary would be treated as a non-resident enterprise for PRC tax purposes.

Value-added Tax

The Provisional Regulations on Value-Added Tax of the PRC (the “VAT Regulations”) were promulgated by the State Council on December 13, 1993, and took effect on January 1, 1994, which were last amended on November 19, 2017. The Rules for the Implementation of the Provisional Regulations on Value Added Tax of the PRC (the “Rules”) were promulgated by the Ministry of Finance (“MOF”) on December 25, 1993, and were last amended on October 28, 2011. Pursuant to the VAT Regulations and the Rules, entities or individuals in the PRC engaged in the sale of goods, the provision of processing, repairs, and replacement services and the importation of goods are required to pay VAT, on the value added during the course of the sale of goods or provision of services. Unless otherwise specified, the applicable VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling transport services, postal services, basic telecommunications services, construction services, or real property leasing services, selling real property, transferring the land use right, or selling or importing the goods within specified scope listed, except otherwise specified; 6% for taxpayers selling services or intangible assets and not falling within the scope as specified in other items; and 3% for small-scale taxpayers.

The SAT and the MOF jointly promulgated Notice on Implementing the Pilot Program of Replacing Business Tax with Value-Added Tax in an All-round Manner (the “Notice”) on March 20, 2019, which became effective on April 1, 2019. Pursuant to this new circular, entities and individuals shall pay VAT at a rate of 9 % for providing transportation, postal services, basic telecommunications, construction or immovable property leasing services, selling any immovable property, or transferring the right to use land; rate of 13% for providing tangible movable property leasing services; rate of 0% for a cross-border taxable act within the territory of China and rate of 6% for conducting any taxable act other than the above-mentioned taxable acts.

According to the above-regulations, our PRC subsidiary is generally subject to a 3% VAT rate.

Additional Taxes

Before September 1, 2021, the Provisional Regulations of the People’s Republic of China on Urban Maintenance and Construction Tax, or the “Provisional Regulations,” promulgated by the State Council on February 8, 1985 and revised on January 8, 2011 governs the payment of urban maintenance and construction tax. According to the Provisional Regulations, all units and individuals paying consumption tax, VAT, and business tax are taxpayers of urban maintenance and construction tax, and shall pay urban maintenance and construction tax in accordance with the provisions of these regulations. The Standing Committee of the National People’s Congress passed the Tax Law of the People’s Republic of China on Urban Maintenance and Construction on August 11, 2020, which became effective after September 1, 2021. According to this law, the urban maintenance and construction tax is based on VAT and consumption tax actually paid by taxpayers. Therefore, if VAT is exempted, urban construction tax will also be exempted.

The Interim Provisions on Levying Educational Surcharges, or the “Interim Provisions,” was issued by the State Council on April 28, 1986 and revised on June 7, 1990, August 20, 2005, and January 8, 2011. According to the Interim Provisions, the educational surcharges shall be calculated and levied on the basis of the actual VAT, business tax, and consumption tax paid by various units and individuals. The education surcharges rate is 3%, which shall be paid at the same time as the VAT, business tax, and consumption tax.

The Notice on Expanding the Exemption Scope of Relevant Government Funds, or “The Notice,” was issued by the MOF and the SAT on January 29, 2016 and implemented from February 1, 2016. According to The Notice, with the approval of the State Council, the scope of exemption from education surcharges, local education surcharges, and water conservancy construction funds shall be expanded from the payers whose monthly sales volume or turnover does not exceed RMB30,000 (quarterly sales or turnover paid on a quarterly basis shall not exceed RMB90,000) to RMB100,000 (quarterly sales or turnover paid on a quarterly basis shall not exceed RMB300,000).

Dividend Withholding Tax

The Enterprise Income Tax Law and the Implementation Rules provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to an Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Incomes (“Double Tax Avoidance Arrangement”) and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties (the “SAT Circular 81”) issued on February 20, 2009, by SAT, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018, by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in 12 months to residents in a third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

We have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate. We also have not filed required forms or materials with the relevant PRC tax authorities to prove that we should enjoy the 5% PRC withholding tax rate.

PRC Laws and Regulations Relating to Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994, with an effective date of January 1, 1995, and was last amended on December 29, 2018, and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008, and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration, and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Until May 31,2022, before we transfer all our equity interest in Huaya, Huaya has entered into written employment contracts with all its employees and performed its obligations required under the relevant PRC laws and regulations.

Social Insurance and Housing Fund

As required under the Regulation of Insurance for Labor Injury implemented on January 1, 2004, and amended in 2010, the Provisional Measures for Maternity Insurance of Employees of Corporations implemented on January 1, 1995, the Decisions on the Establishment of a Unified Program for Pension Insurance of the State Council issued on July 16, 1997, the Decisions on the Establishment of the Medical Insurance Program for Urban Workers of the State Council promulgated on December 14, 1998, the Unemployment Insurance Measures promulgated on January 22, 1999, the Interim Regulations Concerning the Collection and Payment of Social Insurance Premiums implemented on January 22, 1999, and the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010, became effective on July 1, 2011, and last amended on December 29, 2018, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Huaya has deposited the social insurance fees in full for all the employees in compliance with the relevant regulations since June 2019 to May 31,2022.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999, and last amended on March 24, 2019, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time.

Hong Kong Regulations

We own and operate CNNM, www.chinacnnm.com, a news and media platform, in Hong Kong. The following is a summary of certain aspects of major Hong Kong laws and regulations that are or may be applicable to us.

Regulations on Digital Media Publication, Domain Name Registration, and Advertising Services

There are no specific legislations governing domain name registration or digital media publication in Hong Kong. There are certain ordinances which contain provisions that may be applicable to digital media publication business and advertising services in Hong Kong: the Control of Obscene and Indecent Articles Ordinance (Chapter 390 of the Laws of Hong Kong), the Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong), the Copyright Ordinance (Chapter 528 of the Laws of Hong Kong), the Defamation Ordinance (Chapter 21 of the Laws of Hong Kong), the Undesirable Medical Advertisements Ordinance (Chapter 231 of the Laws of Hong Kong), and the Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong). Contravention of the relevant laws and regulations may expose us to criminal and civil liabilities including penalties, fines, damages, and other sanctions. These ordinances are discussed in further details below.

Control of Obscene and Indecent Articles Ordinance (Chapter 390 of the Laws of Hong Kong) (the “COIAO”)

There are no specific regulations targeting advertising practice or digital media publication in Hong Kong. However, COIAO is applicable to digital materials and contents posted on our website, www.chinacnnm.com.

Section 21 of the COIAO stipulates that any person who publishes, or possesses for the purpose of publication, any obscene article commits an offence and is liable to a fine of HK$1,000,000 (approximately US$128,000) and may be subject imprisonment for up to three years.

Section 22 of the COIAO stipulates that any person who publishes any indecent material accessible to a juvenile commits an offence, whether intentionally or unintentionally. Such offences impose a fine of HK$400,000 (approximately US$51,000) and imprisonment of 12 months on first conviction. A second or subsequent conviction will give rise to a fine of HK$800,000 (approximately US$102,000) and imprisonment of up to 12 months.

Personal Data (Privacy) Ordinance (Chapter 486 of the Laws of Hong Kong) (the “PDPO”)

We, as a data user, need to comply with the PDPO to ensure that personal data it collects are accurate, securely kept, and used only for the purpose for which they are collected. For the avoidance of doubt, ATIF Holdings does not process any personal data and all processing of data protection is undertaken by ATIF HK.

The PDPO protects the privacy interests of living individuals in relation to personal data and regulates the conducts of a data user, i.e., any person who, either alone or jointly or in common with other persons, controls the collection, holding, processing, or use of personal data. Pursuant to section 2 of the PDPO, personal data means any data (i) relating directly or indirectly to a living individual; (ii) from which it is practicable for the identity of the individual to be directly or indirectly ascertained; and (iii) in a form in which access to or processing of the data is practicable. In general, the personal data shall be lawfully and fairly collected and steps should be taken to ensure that the data collection subject is explicitly and implicitly informed on or before the data collection.

There are six principles under the PDPO which regulate the purpose and manner of collection of data, the accuracy and duration of retention of collected data, the use of personal data, the security of personal data, and the access to personal data. As we may collect personal data of users of its website, www.chinacnnm.com, it is subject to the following principles, which are:

Principle 1 - Data Collection Principle

Personal data must be collected in a lawful and fair way, for the purpose directly related to a function/activity of the data user. Data collection subjects must be notified of the purpose of the collection and the classes of persons to whom the data may be transferred. Data collection should be necessary, and not excessive for the purpose of collection.

Principle 2 - Accuracy & Retention Principle

Personal data must be accurate and should not be kept for a period longer than is necessary to fulfil the purpose for which it is used.

Principle 3 - Data Use Principle

Personal data must be used for the purpose for which the data is collected or for a directly related purpose, unless voluntary and explicit consent of a new purpose is obtained from the data collection subject.

Principle 4 - Data Security Principle

A data user needs to take practical steps to safeguard personal data from unauthorized or accidental access, processing, erasure, loss, or use.

Principle 5 - Openness Principle

A data user must make personal data policies and practices known to the public regarding the types of personal data it holds and how the data is used.

Principle 6 - Data Access & Correction Principle

A data collection subject must be given access to his/her personal data and allowed to make corrections if it is inaccurate.

Pursuant to the PDPO, if any of the above principles are not complied with, the Privacy Commissioner for Personal Data (the “PDPD”) may serve an enforcement notice to direct the data user to remedy the contravention and/or instigate prosecution actions. Further, section 50A of the PDPO provides that contravention of an enforcement notice is an offence which could result in a maximum fine of HK$50,000 (approximately US$6,400) and imprisonment for two years. The PDPO also criminalizes misuse or inappropriate use of personal data in direct marketing activities under Part VI of the PDPO.

As we may collect and possess private and confidential data of the users of www.chinacnnm.com, we are subject to the principles set out in the PDPO regarding the collection, use, retention, accuracy, and security of and access to personal data.

Copyright Ordinance (Chapter 528 of the Laws of Hong Kong) (the “Copyright Ordinance”)

The Copyright Ordinance provides comprehensive protection for recognized categories of work such as literary, dramatic, musical, and artistic works, as well as for films, television broadcasts, and cable diffusion, and works made available to the public on the internet.

In the course of providing advertising services and digital media publication, certain copyrights may subsist in the works we create in relation to its publications, digital media content, and advertising materials, including artistic works (such as artworks and photos), films (such as videos), or literary works (such as text) that qualify for copyright protection without registration. It is not necessary to register a copyright nor are there other formalities required to obtain copyright protection for a work in Hong Kong. There is no official registry in Hong Kong for registration of copyright works.

The Copyright Ordinance restricts certain acts such as copying and/or issuing or making available copies to the public of a copyright work without the authorization from the copyright owner which, if done, constitutes “primary infringement” of copyright which does not require knowledge of infringement.

The Copyright Ordinance permits certain acts that can be done in relation to copyright works without authorization from the copyright owner, one of which being fair dealing with a copyright work for the purpose of criticism, review, or reporting current events if accompanied by a sufficient acknowledgement of such copyright work and its author.

Under the Copyright Ordinance, a person may incur civil liability for “secondary infringement” if that person, amongst others, possesses, sells, distributes, or deals with a copy of a work which is, and which he knows or has reason to believe to be, an infringing copy of the work for the purposes of or in the course of any trade or business without the consent of the copyright owner. However, the person will only be liable if, at the time he committed the act, he knew or had reason to believe that he was dealing with infringing copies of the work.

Defamation Ordinance (Chapter 21 of the Laws of Hong Kong) (the “DO”)

As our website, www.chinacnnm.com, may contain information and or/news from other sources and such information and/or news may not be independently verified by us, such information may lead to defamatory matters.

Under the DO, any person who maliciously publishes defamatory matter regarding another person or an organization in writing or by word of mouth or by conduct may be liable for defamation. In general, there are two main kinds of defamation, libel and slander. Libel is the malicious publication of defamatory matter in writing or in some other permanent form. Slander is the publication of defamatory matter by word of mouth or in some other transient (temporary) form.

Section 5 of the DO provides that any person who maliciously publishes any defamatory libel, knowing the same to be false, shall be liable to imprisonment for two years, and, in addition, to pay such fine as the court may award.

There are several defenses available, including but not limited to (a) unintentional defamation; (b) an offer of amends; (c) defense of justification, which means the words were true in substance and in fact; (d) fair comment; and (e) publication which was privileged as prescribed in the schedule of the DO.

Undesirable Medical Advertisements Ordinance (Chapter 231 of the Laws of Hong Kong) (the “UMAO”)

As our website, www.chinacnnm.com, may contain information and/or advertisements relating to medical aspects, we may be subject to the provisions under the UMAO. The UMAO aims to protect public health through prohibiting or restricting advertisements which may induce the seeking of improper management of certain health conditions.

As defined in the UMAO, “advertisement” includes any notice, poster, circular, label, wrapper, or document, and any announcement made orally or by means of producing or transmitting light or sound. These include advertisements published in newspapers and magazines, leaflets, on radio, television, and internet, as well as on the label of a container or package containing any medicine, surgical appliance, treatment, or orally consumed product.

Pursuant to the UMAO, no person shall publish, or cause to be published any advertisements likely to lead to the use of any medicine, surgical appliance, or treatment for: (a) the purpose of treating human beings for, or preventing them from contracting any of the diseases or conditions specified in the UMAO which include, among others, any disease of the skin, hair, or scalp except for a purpose specified in the UMAO which, among others, include prevention of pimples and relief or prevention of minor skin conditions including dry and chapped skin; or (b) treating human beings for any purpose specified in the UMAO which include, among others, the restoration of lost youth and the correction of deformity or the surgical alteration of a person’s appearance.

Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong) (the “BRO”)

The BRO requires every person, whether a company or an individual, who carries on a business in Hong Kong to apply for business registration certificate from the Inland Revenue Department within one month from the date of commencement of the business, and to display the valid business registration certificate at the place of business. Any person who fails to apply for business registration or display a valid business registration certificate at the place of business shall be guilty of an offence, and shall be liable to a fine of HK$5,000 (approximately US$640) and to imprisonment for one year.

Corporate Office

Our principal executive office and production facility is located in Lake Forest, California, USA, where we lease approximately 7237 square feet of office space and is located in 25391 Commercentre Dr. Ste 200, Lake Forest, CA 92630. The telephone number at our principal executive office is 308-888-8888. We     believe that these existing facilities will be adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Other Information

Our Internet address is www.ipoex.com. We make available on our website our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the summary of risk factors described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. The risk factors below do not address all the risks relating to securities, business and operations, and financial condition.

Risks Relating to our Business

We have a limited operating history and are subject to the risks encountered by early-stage companies.

We have only been in business since November 2015. We did not generate any revenue until the fiscal year ended July 31, 2016. We launched AT Consulting Center, which offers financial and advisory services to our clients in August 2018 and acquired CNNM, a media and news platform, in September 2018. As a start-up company, our business strategies and model are constantly being tested by the market and operating results, and we pursue to adjust our allocation of resources accordingly. As such, our business may be subject to significant fluctuations in operating results in terms of amounts of revenues and percentages of total with respect to the business segments.

We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and in an industry which is in the early stages of development in China. As a result, we must establish many functions necessary to operate a business, including expanding our managerial and administrative structure, assessing and implementing our marketing program, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies with a limited operating history. These risks and challenges are, among other things:

●	we operate in an industry that is or may in the future be subject to increasing regulation by various governmental agencies in China;

●	we may require additional capital to develop and expand our operations which may not be available to us when we require it;

●	our marketing and growth strategy may not be successful;

●	our business may be subject to significant fluctuations in operating results; and

●	we may not be able to attract, retain and motivate qualified professionals.

Our future growth will depend substantially on our ability to address these and the other risks described in this annual report. If we do not successfully address these risks, our business would be significantly harmed.

We have incurred net losses for the year ended July 31, 2022 and expect losses to continue in the near future.

For the fiscal year ended July 31, 2022, we incurred a loss of $2,909,584. Our operations have been adversely affected by the effect of Covid 19. In addition, the PRC has recently issued statements that may have the effect of slowing down our business consulting services of assisting PRC companies to go public in the United States. As a result, until the PRC further clarifies its views and regulations regarding PRC companies seeking to go public in the United States, and PRC companies are comfortable with the business climate and seeking our services, we anticipate that we continue to experience losses in the future.

We need additional capital.

As at July 31, 2022, we had cash of $1,750,137. We will continue to incur costs to fund our operations and will need to raise capital for working capital until our revenues increase. As a result, we will be required to raise capital for our operations primarily through equity offerings which may dilute existing shareholders. No assurance can be given that we will be able to raise capital through equity offerings which could have a substantial dilutive effect to existing shareholders.

If we do not continue to satisfy the Nasdaq Capital Market continued listing requirements, our Ordinary Shares could be delisted.

The listing of our Ordinary Shares on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. On December 16, 2020, we received notice from The Nasdaq Stock Market (“Nasdaq”) indicating we were not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. In addition, on December 17, 2020, we received notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 20-F for the year ended July 31, 2020 (the “Form 20-F”) by its due date, we were no longer in compliance with Listing Rule which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. On December 31, 2020, we filed our Form 20-F with the SEC and on January 28,2021 Nasdaq provide us confirmation that our closing bid price traded over $1.00 for ten consecutive business days. Accordingly, we are now in compliance with the Nasdaq Listing Rules.

On July 26, 2021, we received another notice from Nasdaq indicating we that were not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules. The July 26, 2021 notice indicated that it had 180 calendar days, or until January 24, 2022, to regain compliance with the Listing Rules. On August 23, 2021, we effected the Reverse Split in order to the meet the minimum bid price of $1.00, and on September 14, 2021, we received notice from Nasdaq that we were back in compliance.

In the future, should we fail to meet the Nasdaq Listing Rules, we may be subject to delisting by Nasdaq. In the event our Ordinary Shares are no longer listed for trading on the Nasdaq Capital Markets, our trading volume and share price may decrease and we may experience difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees. Finally, delisting could make it harder for us to raise capital and sell securities.

We lost our foreign private issuer status, which could result in significant additional costs and expenses.

The regulatory and compliance costs under U.S. federal securities laws as a U.S. domestic issuer may be significantly more than the costs incurred as a foreign private issuer. Because we are no longer deemed to be a foreign private issuer, we are required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. In addition, we lost the ability to rely upon certain exemptions from the Nasdaq Capital Market’s corporate governance requirements that are available to foreign private issuers.

Our historical financial results may not be indicative of our future performance.

We may not be able to sustain our historical rapid growth and/or may not be able to grow our business at all. Our net revenue increased from $3.6 million for the fiscal year ended July 31, 2017 and $5.3 million for the fiscal year ended July 31, 2018. However, our net revenue decreased to $1.7 million, $0.9 million and $0.6 million for the fiscal year ended July 31, 2022, 2021 and 2020, respectively. Our net income was $0.6 million for the fiscal year ended July 31, 2017, $1.9 million for the fiscal year ended July 31, 2018, and $0.4 million for the fiscal year ended July 31, 2019, and decreased to a net loss of $17.3 million for the fiscal year ended July 31, 2020, and our net losses were $3.4 million and $9.0 million for the years ended July 31, 2021 and 2022 respectively. However, our historical growth rate, limited history of operation, changes to business operations, among other factors, make it difficult to evaluate our prospects.

Substantial doubt about our ability to continue as a going concern.

Because of our losses from operations, working capital deficit, and our requirement of additional capital to fund our current operating plan, at July 31, 2022, these factors indicate the existence of an uncertainty that raises substantial doubt about our ability to continue as a going concern and is dependent on our ability to raise addition working capital through debt or equity financings.

We may incur liability for unpaid taxes, including interest and penalties.

In the normal course of business, we may be subject to challenges from various PRC taxing authorities regarding the amounts of taxes due. The PRC taxing authorities may take the position that we owe more taxes than we have paid. We recorded tax liabilities of $Niland $0.1 million as of July 31, 2022 and 2021, respectively, for the possible underpayment of income and business taxes. It is possible that our tax for past taxes may be higher than those amounts if the PRC authorities determine that we are subject to penalties or that we have not paid the correct amount. Although our management believes it may be able to negotiate with local PRC taxing authorities a reduction to any amounts that such authorities may believe are due and a reduction to any interest or penalties thereon, we have no guarantee that we will be able to negotiate such a reduction. To the extent we are able to negotiate such amounts, national-level taxing authorities may take the position that localities are without power to reduce such liabilities, and such PRC taxing authorities may attempt to collect unpaid taxes, interest and penalties in amounts greatly exceeding management’s estimates.

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business plan.

Our financial consulting services to small and mid-size enterprises (“SMEs”) and the businesses of the SMEs could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the China governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. Even though the COVID-19 situation is now normalizing internationally, however, the Chinese government is continuing to impose strict measures which could negatively affect the Chinese economy, and has continued to contribute to the on-going slow-down of the Chinese economy. We are continuing to assess our business plans and the impact COVID-19 may have on our ability to provide financial consulting services to SMEs and to the SMEs’ businesses, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. In addition, no assurance can be given that there would not be a future outbreak of COVID-19 which may result in additional quarantine and other measures taken to try to prevent the spread of COVID-19, which may materially and adversely affect our financial condition and results of operations.

Changes in the U.S. capital markets could make our services less attractive to our clients and adversely affect our business and financial condition.

Our consulting services help our clients based in mainland China become public companies. We are expanding our consulting services to include Chinese domestic exchanges and the Hong Kong Stock Exchange, but currently, all of our former and current clients have chosen to go public in the U.S. We believe this is due to the more flexible rules provided by the U.S. OTC markets and exchanges than the Chinese domestic exchanges, as well as the attractive financing and growth opportunities the U.S. capital market, which has remained relatively stable comparing to the Chinese capital market, are perceived to be able to provide to the Chinese enterprises. As a result, our going public consulting business has flourished since its inception in 2015. However, changes in the U.S. capital markets could make our service less desirable to Chinese enterprises. For example, if the U.S. OTC markets and exchanges make their rules more stringent to Chinese enterprises, then fewer Chinese enterprises will be able to use our consulting services to go public in the U.S., and our business and financial condition will be adversely affected as a result.

Because we lack a diversified client base, a severe or prolonged downturn in Chinese economy could materially and adversely affect our business and our financial condition.

Our goal is to become an international business serving clients throughout Asia, but as of the date of this annual report all our former and current clients are based in mainland China. Accordingly, we do not have a geographically diversified client base, and there will be a potentially devastating effect on our business if the Chinese economy experiences a severe or prolonged downturn.

Failure to maintain or enhance our brand or image could have a material and adverse effect on our business and results of operations.

We believe our “ATIF” brand is associated with a well-recognized, integrated consulting services company in the market that it operates, with comprehensive personalized one-stop consulting services to suit our clients’ needs. Our brand is integral to our sales and marketing efforts. Our continued success in maintaining and enhancing our brand and image depends to a large extent on our ability to satisfy customers’ needs by further developing and maintaining quality of services across our operations, as well as our ability to respond to competitive pressures. If we are unable to satisfy customers’ needs or if our public image or reputation were otherwise diminished, our business transactions with our clients may decline, which could in turn adversely affect our results of operations.

We may not be successful in implementing important new strategic initiatives, which may have an adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. Our new strategic initiatives, AT Consulting Center and CNNM, which were launched in 2018, and the investment and financing analysis reporting business, which was launched in July 2019, are designed to create growth, improve our results of operations and drive long-term shareholder value. However, our management may lack required experience, knowledge, insight, or human and capital resources to carry out the effective implementation to expand into new spaces outside the financial consulting industry. As such, we may not be able to realize our expected growth, and our business and financial results will be adversely impacted.

Increasing competition within our industry could have an impact on our business prospects.

The financial consulting market is an industry where new competitors can easily enter into since there are no significant barriers to entry. Competing companies may have significantly greater financial and other resources than we do and may offer services that are more attractive to companies seeking funds; increased competition would have a negative impact on both our revenues and our profit margins.

Our results of operations and cash flows may fluctuate due to the non-recurring nature of our going public consulting services provided to our clients.

We generated the bulk of our total revenues from going public consulting services provided to small and medium-sized enterprises in China. Unlike other service businesses that have the potential of retaining their clients for long-term and recurring services, our consulting contractual relationships with our clients usually last for 12 months; there is no recurring business from our clients once they become public companies. Therefore, we face the constant challenge of identifying and recruiting new clients in order to maintain our operations and cash flows, which are difficult for us to predict from year to year.

In addition, even though we screen our prospective clients carefully before entering into service agreements, occasionally we have to discontinue our consulting services due to a variety of unforeseeable reasons such as the client’s shortage in funds, disagreements regarding the going public process, and changes in the client’s business and expectations, among others. Due to the fact that our consulting fee is paid on installments, we will not be able to realize the complete contracted amounts under these circumstances, without getting into potentially costly litigations.

Arbitration proceedings, legal proceedings, investigations, and other claims or disputes are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures, or prevent us from taking certain actions, any of which could adversely affect our business.

In the course of our business, we are, and in the future may be, a party to arbitration proceedings, legal proceedings, investigations, and other claims or disputes, which have related and may relate to subjects including commercial transactions, intellectual property, securities, employee relations, or compliance with applicable laws and regulations. As discussed below, we are engaged in a lawsuit relating to certain engagement agreements we had in connection with our and Leaping Group Co.’s initial public offering.

On May 14, 2020, Boustead Securities, LLC (“Boustead”) filed its original complaint in the United States District Court for the Southern District of New York (CV-03749) against LGC and us. The case arises from a consulting agreement between us and Boustead, wherein Boustead claims that it is entitled to fees in connection with our cancellation of an $1,851,000 outstanding debt owed by LGC and issuance of 9,940,002 ordinary shares (1,988,000 ordinary shares retrospectively restated for effect of reverse stock split on August 30, 2021) to LGC in exchange for a 51.2% interest in LGC. Boustead claims that we breached that consulting agreement and is entitled to fees in connection with our acquiring control of LGC. Boustead’s complaint alleges four causes of action against us including breach of contract; breach of the implied covenant of good faith and fair dealing; tortious interference with business relationships and quantum meruit.

On October 6, 2020, we filed a motion to dismiss Boustead’s Complaint pursuant to Federal Rule of Civil Procedure 12(b)(6) and 12(b)(5). On October 9, 2020, the United States District Court for the Southern District of New York directed Boustead to respond to the motion or amend its Complaint by November 10, 2020. Boustead opted to amend its complaint and filed the amended complaint on November 10, 2020. Boustead’s first amended complaint asserted the same four causes of action against LGC and us as its original complaint. We filed another motion to dismiss Boustead’s amended complaint on December 8, 2020.

On August 25, 2021, the United States District Court for the Southern District of New York granted ATIF’s motion to dismiss Boustead’s first amended complaint. In its order and opinion, the United States District Court for the Southern District of New York allowed Boustead to move for leave to amend its causes of action against us as to breach of contract and tortious interference with business relationships, but not breach of the implied covenant of good faith and fair dealing and quantum meruit. On November 4, 2021, Boustead filed a motion seeking leave to file a second amended complaint to amend its cause of action for Breach of Contract. The Court granted Boustead’s motion for leave and Boustead filed the second amended complaint on December 28, 2021 alleging only breach of contract and dropping all other causes of action alleged in the original complaint. On January 18, 2022, the Company filed a motion to dismiss Boustead’s second amended complaint. Boustead filed its opposition on February 1, 2022 and the Company replied on February 8, 2022.

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration of Boustead’s claims in California. Briefing on the Company’s motion to compel concluded on August 23, 2022. The Court has yet to rule on that motion. Boustead is also seeking a default judgment against LGC and recently filed an order to show cause for default judgment against LGC. The Court has not ruled on Boustead’s request for entry of default judgment against LGC.

In sum, the Boustead litigation is currently in the pleadings stage. Our management believes it is premature to assess and predict the outcome of this pending litigation.

As the operator of a website ipoex.com, we may be subject to damages resulting from unauthorized access or hacking and other cyber risks.

Hacking is the process of attempting to gain or successfully gaining unauthorized access to computer system. As with any website, our website may be subject to hacking regardless of whether we have in place securities systems which limit access to our platform. When a person engages in website hacking, he or she takes control of the website from the website owner. Password hacking is obtaining a user’s secret password from data that has been stored in or transmitted by a computer system. Computer hacking is obtaining access to and viewing, creating or editing material without authorization. Hackers can bring a website down by causing large numbers of users to seek to access the website without the knowledge of the users, which is known as denial-of-service hacking. Despite our disclaimers, injured parties may seek to obtain damages from us for their loss. Thus, in additional to any financial or reputation losses that we may sustain, it is possible that a court or administrative body may hold us liable for damages sustained by others. Any such losses could materially impair our financial condition and our ability to conduct business.

If we fail to hire, train, and retain qualified managerial and other employees, our business and results of operations could be materially and adversely affected.

We place substantial reliance on the consulting and financial service industry experience and knowledge of our senior management team as well as their relationships with other industry participants. The loss of the services of one or more members of our senior management could hinder our ability to effectively manage our business and implement our growth strategies. Finding suitable replacements for our current senior management could be difficult, and competition for such personnel of similar experience is intense. If we fail to retain our senior management, our business and results of operations could be materially and adversely affected.

Our consulting service personnel are critical to maintaining the quality and consistency of our services, brand, and reputation. It is important for us to attract qualified managerial and other employees who have experience in consulting services and are committed to our service approach. There may be a limited supply of such qualified individuals. We must hire and train qualified managerial and other employees on a timely basis to keep pace with our rapid growth while maintaining consistent quality of services across our operations. We must also provide continuous training to our managerial and other employees so that they are equipped with up-to-date knowledge of various aspects of our operations and can meet our demand for high-quality services. If we fail to do so, the quality of our services may decrease, which in turn, may cause a negative perception of our brand and adversely affect our business.

Any failure to protect our trademarks and other intellectual property rights could have a negative impact on our business.

We believe our trademarks, “亞洲時代” in Hong Kong, “ATIF” in Hong Kong and China, “亚洲时代” in China, “CNNM” in Hong Kong “INTERNATIONAL SCHOOL OF FINANCE” in Hong Kong, “IPOEX” in China, the United Kingdom, the European Union, and Singapore, and is also in the process of registration with the trademark office of Korea, and other intellectual property rights are critical to our success. Any unauthorized use of our trademarks and other intellectual property rights could harm our competitive advantages and business. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Monitoring and preventing unauthorized use are difficult. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business may suffer materially.

As internet domain name rights are not rigorously regulated or enforced in China, other companies may incorporate in their domain names elements similar in writing or pronunciation to the “ATIF”, “CNNM,” and “INTERNATIONAL SCHOOL OF FINANCE,” and “IPOEX” trademarks or their Chinese equivalents. This may result in confusion between those companies and our company and may lead to the dilution of our brand value, which could adversely affect our business.

Poor performance of our private equity fund would cause a decline in our revenues, net income and cash flow and could adversely affect our ability to raise capital for future funds.

When our private equity fund performs poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. Poor investment performance by our private equity fund also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM, resulting in a reduction of our management fees. Moreover, in such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our private equity fund could also make it more difficult for us to raise new capital. Investors in our private equity fund may decline to invest in future funds we raise, and investors in our private equity fund may withdraw their investments in the fund as a result of poor performance. Our investors and potential investors continually assess our fund’s performance, both on a standalone basis and relative to market benchmarks, our competitors, and other investment products, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our fund’s performance.

Risks Relating to Doing Business in China

If we are unable to substantially comply with any PRC rules and regulations, our financial condition and results of operations may be materially adversely affected.

Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

As such, our business operations of and the industries we operate in may be subject to various government and regulatory interference in the provinces in which they operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In the event that we are not able to substantially comply with any existing or newly adopted laws and regulations, our business operations may be materially adversely affected and the value of our ordinary shares may significantly decrease.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence our operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to offer or continue to offer securities to you and reduce the value of such securities.

The PRC’s stock regulators statements regarding PRC companies seeking listing abroad, such as the United States, may adversely affect our business.

Recently, the PRC has stated that it plans to propose new rules that would ban companies with large amounts of sensitive consumer data from going public in the U.S. which could deter PRC company tech firms to list abroad. The PRC has primarily focused on firms in the internet, telecommunications and education industry from listing abroad due to political or national-security concerns. As a result of these statements, this position by the PRC could adversely affect our business consulting services which assist PRC companies to go public in the United States.

A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

Although the Chinese economy has grown steadily in the past decade, there is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the People’s Bank of China and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe, and Africa, which have resulted in volatility in oil and other markets. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

The recent state government interference into business activities on U.S. listed Chinese companies may negatively impact our existing and future operations in China.

Recently, the Chinese government announced that it would step up supervision of Chinese companies listed offshore. Under the new measures, China will improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading, China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China (“CAC”) has also opened a cybersecurity probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data.

We are headquartered and have operations in China. We currently do not, and we do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. However, because we have operations in China, there is always a risk that the Chinese government may in the future seek to intervene or influence operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. In light of China’s recent announcements, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence the Company’s current and future operations in China at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

If any or all of the foregoing were to occur, this could lead to a material change in our operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

China’s economy has experienced increases in labor costs in recent years. China’s overall economy and the average wages in China are expected to continue to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits, will continue to increase. Our consulting service is heavy on labor costs, as the main cost of our business is compensation and benefits for our professionals. Unless we are able to pass on these increased labor costs to our customers by increasing prices for our services, our profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008, its implementing rules that became effective in September 2008 and its amendments that became effective in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementing rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Substantial uncertainties exist with respect to the interpretation and implementation of any new PRC laws, rules and regulations relating to foreign investment and how it may impact the viability of our current corporate structure, corporate governance and our business operations.

On March 15, 2019, the Standing Committee of National People’s Congress promulgated the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the three existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The existing foreign-invested enterprises, or FIEs, established prior to the effectiveness of the Foreign Investment Law may keep their corporate forms within five years. The Foreign Investment Law stipulates that China implements the management system of pre-establishment national treatment plus a negative list to foreign investment, and the government generally will not expropriate foreign investment, except under certain special circumstances, in which case it will provide fair and reasonable compensation to foreign investors. Foreign investors are barred from investing in prohibited industries on the negative list and must comply with the specified requirements when investing in restricted industries on such list. On December 26, 2019, the State Council promulgated the Implementing Regulations of the Foreign Investment Law, which came into effect on January 1, 2020 and further requires that FIEs and domestic enterprises be treated equally with respect to policy making and implementation.

Pursuant to the Foreign Investment Law, “foreign investment” means any foreign investor’s direct or indirect investment in the PRC, including: (i) establishing FIEs in the PRC either individually or jointly with other investors; (ii) obtaining stock shares, stock equity, property shares, other similar interests in Chinese domestic enterprises; (iii) investing in new project in the PRC either individually or jointly with other investors; and (iv) making investment through other means provided by laws, administrative regulations or State Council provisions. Although the Foreign Investment Law does not explicitly classify the contractual arrangements, as a form of foreign investment, it contains a catch-all provision under the definition of “foreign investment,” which includes investments made by foreign investors in China through other means stipulated by laws or administrative regulations or other methods prescribed by the State Council without elaboration on the meaning of “other means.” However, the Implementing Regulations of the Foreign Investment Law still does not specify whether foreign investment includes contractual arrangements.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

All of our manufacturing operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies and change of enforcement practice of such rules and policies can change quickly with little advance notice.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and materially and adversely affect our business and results of operations.

Uncertainties and quick change in the interpretation and enforcement of Chinese laws and regulations with little advance notice could result in a material and negative impact our business operation, decrease the value of our ordinary shares and limit the legal protections available to us.

The PRC legal system is based on written statutes, and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. The enforcement of laws and that rules and regulations in China can change quickly with little advance notice and the risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China- based issuers, could result in a material change in our operations and/or the value of our ordinary shares.

We cannot rule out the possibility that the PRC government will institute a licensing regime or pre-approval requirement covering our industry at some point in the future. If such a licensing regime or approval requirement were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have some discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

We are not in compliance with the PRC’s regulations relating to offshore investment activities by PRC residents, and as a result, we and our shareholders may be subject to severe penalties if we are not able to remediate the non-compliance.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

We have requested our shareholders who are Chinese residents to make the necessary applications, filings, and amendments as required under Circular 37 and other related rules. However, we cannot provide any assurances that all of our shareholders who are Chinese residents will comply with our request to make or obtain any applicable registration. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on Huaya’s ability to pay dividends or make distributions to us and on our ability to increase our investment in Huaya. However, we have transferred all our equity interest in Huaya on May 31,2022 and since then, we shall not be affected by the above restrictions.

We are not in compliance with the PRC’s regulations relating to employees’ housing funds, and as a result, we and our shareholders may be subject to penalties if we are not able to remediate the non-compliance.

In accordance with the Regulations on Management of Housing Provident Fund (the “Regulations of HPF”), which were promulgated by the PRC State Council on April 3, 1999, and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for employees’ housing funds deposits. Employers and employees are also required to pay and deposit housing funds, in an amount no less than 5% of the monthly average salary of each of the employees in the preceding year in full and on time. Huaya has registered at the designated administrative centers and opened bank accounts for its employees’ housing funds deposits. However, Huaya has not deposited the housing funds for all the employees with an amount no less than 5% of the monthly average salary of the employee in compliance with the relevant regulations since June 2019 to May 31,2022, which might subject us to pay and deposit housing funds in full and on time within the prescribed time limit by relevant authorities. If we fail to do so, relevant authorities could file applications to competent courts for compulsory enforcement of payment and deposit. Since May 31,2022, all our equity interest in Huaya has been transferred, and we will not be liable to pay and deposit housing funds for its employees.

Because our business is conducted in RMB and the price of our Ordinary Shares is quoted in U.S. dollars, changes in currency conversion rates may affect the value of your investments.

We currently cooperate with Huaya to expand our business in the PRC, our books and records are maintained in RMB, which is the currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in U.S. dollars. Changes in the exchange rate between the RMB and U.S. dollar affect the value of our assets and the results of our operations in U.S. dollars. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue, and financial condition.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued a notice, known as SAT Notice 82, which provides certain specific criteria for determining whether a PRC-controlled offshore incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors and management are located in the PRC, it is unclear if the PRC tax authorities would determine that we should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses, and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends we pay to our non-PRC investors, and the gains realized from the transfer of our Ordinary Shares may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our Ordinary Shares would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. This could have a material and adverse effect on the value of your investment in us and the price of our Ordinary Shares.

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Under the EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and the PRC, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company. Our PRC subsidiary is wholly-owned by our Hong Kong subsidiary. Moreover, under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the tax payer needs to satisfy certain conditions to enjoy the benefits under a tax treaty. These beneficial owners of the relevant dividends and the corporate shareholder to receive dividends from the PRC subsidiary must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Pursuant to the Announcement of the State Administration of Taxation on Issues Relating to “Beneficial Owner” in Tax Treaties promulgated by SAT on February 3, 2018 and became effective on April 1, 2018, certain detailed factors are set forth and a beneficial ownership analysis will be applied in light of the actual circumstances of the specific cases in determining the “beneficial owner” status under the relevant tax treaty and whether or not to grant tax treaty benefits. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the relevant Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority. As of the date of this annual report, we have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate.

Even after we obtain the Hong Kong tax resident certificate, we are required by applicable tax laws and regulations to file required forms and materials with relevant PRC tax authorities to prove that we can enjoy 5% lower PRC withholding tax rate. ATIF HK intends to obtain the required materials and file with the relevant tax authorities when it plans to declare and pay dividends, but there is no assurance that the PRC tax authorities will approve the 5% withholding tax rate on dividends received from ATIF HK.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds we transfer to our PRC subsidiary, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, the combined amount of offshore capital contributions and loans cannot exceed the FIE’s approved total investment amount. Any capital contributions to our PRC subsidiary must be filed with MOFCOM or its local counterparts, and registered with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (a) any loan provided by us to WFOE, which is a FIE, cannot exceed the difference between its total investment amount and registered capital, and must be registered with SAFE or its local counterparts, and (b) any loan provided by us to our VIE which is a domestic PRC entity, over a certain threshold, must be approved by the relevant government authorities and must be registered with SAFE or its local counterparts. Given that the registered capital and total investment amount of WFOE are currently the same, if we seek to make a capital contribution to WFOE we must first apply to increase both its registered capital and total investment amount, while if we seek to provide a loan to WFOE, we must first increase its total investment amount. Although we currently do not have any immediate plans to utilize the proceeds from our initial public offering (“IPO”) to make capital contribution into WFOE or provide any loan to WFOE or to our VIE, if we seek to do so in the future, we may not be able to obtain the required government approvals or complete the required registrations on a timely basis, if at all. If we fail to receive such approvals or complete such registrations, our ability to use the proceeds of our IPO and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the RMB fund converted from their foreign exchange capitals for expenditure beyond their business scopes, providing entrusted loans or repaying loans between non-financial enterprises. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and relevant foreign exchange regulatory rules may significantly limit our ability to use RMB converted from the net proceeds of our IPO to fund the establishment of new entities in China by our consolidated affiliates, to invest in or acquire any other PRC companies through our PRC subsidiary or consolidated affiliates or to establish new consolidated affiliates in the PRC, which may adversely affect our business, financial condition, and results of operations.

If we become directly subject to the scrutiny, criticism, and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price, and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism, and negative publicity by investors, financial commentators, and regulatory agencies, such as the SEC. Much of the scrutiny, criticism, and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto, and, in many cases, allegations of fraud. As a result of the scrutiny, criticism, and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism, and negative publicity will have on us, our business, and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our business. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

If the Chinese government were to impose new requirements for permission or approval from the PRC Authorities including China Securities Regulatory Commission (“CSRC”) or CAC, or any other entity that is required to approve this offering, to issue our ordinary shares to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Our PRC counsel, Dentons Law Firm, has advised us based on their understanding of the current PRC laws, rules, and regulations that as of the date of this prospectus, we and our PRC subsidiaries, (1) are not required to obtain permissions from any PRC authorities to operate or issue our Ordinary Shares to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve of our PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. On November 16, 2021, thirteen departments including Cyberspace Administration of China,the China Securities Regulatory Commission and the Ministry of Commerce jointly promulgated the Measures for Cyber Security Examination, which will be effective on February 15, 2022. The Measures for Cyber Security Examination include data processing activities of network platform operators that affect or may affect national security into cyber security review, and make it clear that network platform operators with personal information of more than one million users must apply for cyber security review to the Cyber security Review Office when they go public abroad. The CSRC issued “Administrative Provisions of The State Council on Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments)” (“Administrative Provisions”) and “Measures for the Administration of Filing overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments)” (“Measures”) to solicit public opinions on December 24, 2021. The Administrative Provisions and Measures stipulate that no matter the domestic enterprises are directly or indirectly listed (including variable interest entities structure), the filing with CSRC management will be uniformly applied. The National Development and Reform Commission and the Ministry of Commerce issued the Special Administrative Measures for Foreign Investment Access (Negative List) (2021 version) (“Negative List”) on December 27, 2021 , which will come into force on January 1, 2022. Compared to the previous version, there aren’t any new specific industries added to the negative list. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.

Further, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. exchange. If, (i) we inadvertently conclude that such approvals or permissions are not required, or (ii) applicable laws, regulations, or interpretations change and we are required to obtain such approvals and permissions in the future, and we are unable to obtain such approvals and permissions, Borqs will not be able to perform R&D and manufacturing in China, our revenues will be adversely affected and we will have to expand our R&D activities in India and relocate our manufacturing activities outside China to India or other Asian countries. Also, if applicable laws, regulations, or interpretations change, and we are required to obtain permission or approval from the PRC authority for the offering of our Ordinary Shares in the U.S. in the future, and if any of such permission or approval were not received maintained, or subsequently rescinded, it may significantly limit or completely hinder our ability to complete this offering or cause the value of our Ordinary Shares to significantly decline or become worthless

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Our SEC reports and other disclosures and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by the China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings, and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

The failure to comply with PRC regulations relating to mergers and acquisitions of domestic entities by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

On August 8, 2006, MOFCOM, joined by the CSRC, the State-owned Assets Supervision and Administration Commission of the State Council, the SAT, the State Administration for Industry and Commerce (the “SAIC”), and SAFE, jointly promulgated regulations entitled the Provisions Regarding Mergers and Acquisitions of Domestic Entities by Foreign Investors (the “M&A Rules”), which took effect as of September 8, 2006, and as amended on June 22, 2009. The M&A Rules stipulate that foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, and thus changing the nature of the domestic company into a foreign-invested enterprise, when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets, or when the foreign investors purchase the assets of a domestic company, establish a foreign-invested enterprise by injecting such assets, and operate the assets. As for merger and acquisition of a domestic company with a related party relationship by a domestic company, enterprise or natural person in the name of an overseas company legitimately incorporated or controlled by the domestic company, enterprise of natural person, such merger and acquisition shall be subject to examination and approval of MOFCOM. The parties involved shall not use domestic investment by foreign investment enterprises or other methods to circumvent the requirement of examination and approval. These regulations, among other things, have certain provisions that require offshore special purpose vehicles formed for the purpose of acquiring PRC domestic companies and controlled directly or indirectly by PRC individuals and companies, to obtain the approval of MOFCOM prior to engaging in such acquisitions and to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of the M&A Rules with respect to our corporate structure remains unclear, with no current consensus existing among leading PRC law firms regarding the scope and applicability of the M&A Rules. Thus, it is possible that the appropriate PRC government agencies, including MOFCOM, would deem that the M&A Rules required us or our entities in China to obtain approval from MOFCOM or other PRC regulatory agencies. If the CSRC, MOFCOM, or another PRC regulatory agency determines that government approval was required, or if prior CSRC approval for overseas financings is required and not obtained, we may face severe regulatory actions or other sanctions from MOFCOM, the CSRC, or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines or other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from overseas financings into the PRC, restrict or prohibit payment or remittance of dividends to us, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation, and prospects, as well as the trading price of our Ordinary Shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel overseas financings, to restructure our current corporate structure, or to seek regulatory approvals that may be difficult or costly to obtain.

The M&A Rules, along with certain foreign exchange regulations discussed below, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy.

Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely.

The audit report included in this prospectus, and our annual report on Form 20-F for the year ended July 31, 2021, was issued by ZH CPA, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Ordinary Shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges or in the over the counter trading market in the U.S. if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On December 2, 2021, SEC has announced the adoption of amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (Commission-Identified Issuers). The final amendments require Commission-Identified Issuers to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” as defined in Exchange Act Rule 3b-4, provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. Further, the adopting release provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of certain Commission-Identified Issuers, as required by the HFCAA. The SEC will identify Commission-Identified Issuers for fiscal years beginning after Dec. 18, 2020. A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended Dec. 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended Dec. 31, 2022.

Risks Relating to the Trading Market

The Warrants we sold in a Private Placement Completed on November 5, 2020 contain repricing features which may have the effect of limiting our ordinary share price and make it more expensive to raise capital in the future.

In a November 5, 2020, private placement, we sold warrants to purchase 869,565 Ordinary Shares at an exercise price of $4.60 per Ordinary Share. Each warrant will expire five years from the date of issuance. The warrant exercise price may be subject to adjustment in the event that we issue certain securities at prices below the then exercise price. In connection with our reverse stock split, the exercise price for these warrants were repriced at $2.74 per ordinary share. Until these warrants all exercised, these repricing exercise features may have the effect of limiting our ordinary share price and make it more expensive to raise capital in the future. As of July 31, 2022, 563,855 warrants have been exercised for 459,986 Ordinary Shares, among which 389,855 warrants were exercised at $2.74 per ordinary share for an aggregate total of $1.1 million, and the remaining 174,000 warrants were cashless exercises.

Sales of a significant number of our Ordinary Shares in the public market, or the perception that such sales could occur, could depress the market price of our Ordinary Shares.

In connection with a private placement of warrants to purchase 869,565 Ordinary Shares that closed on November 5, 2020, we have filed a registration statement allowing the holders of the warrants to resale the Ordinary Shares that they may acquire upon the exercise thereof in the public market. The exercise of the warrants and subsequent sales of those Ordinary Shares in the public market could depress the market price of our Ordinary Shares and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our Ordinary Shares would have on the market price of our Ordinary Shares.

Our largest shareholder owns approximately 54.7% of our Ordinary Shares, which will allow him the ability to elect directors and approve matters requiring shareholder approval by way of resolution of members.

Mr. Jun Liu, who is our President, Chief Executive Officer and Chairman of the Board, is currently the beneficial owner of 5,268,330 ordinary shares (as adjusted to reflect the Reverse Split), or 54.7% of our current outstanding Ordinary Shares (36.0% directly held by Tianzhen Investments Limited, an entity 100% owned by Mr. Liu, and the remaining 19.0% that may be deemed to be beneficially owned by Mr. Liu through the assignment of a proxy agreement entered with Eno Group Limited on September 30, 2018 to Tianzhen Investments Limited on February 10, 2021). Mr. Liu has the power to elect all directors and approve all matters requiring shareholder approval without the votes of any other shareholder, significant influence over a decision to enter into any corporate transaction, and the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not our directors or other shareholders believe that such a transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Ordinary Shares or prevent our shareholders from realizing a premium over the then-prevailing market price for their Ordinary Shares.

Since we are deemed a “controlled company” under the Nasdaq listing rules, we may follow certain exemptions from certain corporate governance requirements that could adversely affect our public shareholders.

Our largest shareholder owns more than a majority of the voting power of our outstanding ordinary shares. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. Although we do not intend to rely on the “controlled company” exemptions under the Nasdaq listing rules even though we are deemed a “controlled company,” we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Ordinary Shares if the market price of our Ordinary Shares increases.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. As we are an “emerging growth company,” we are expected to first include a management report on our internal controls over financial reporting in our annual report in the second fiscal year end following the effectiveness of our IPO. As such, these requirements applied to our annual report on Form 20-F for the fiscal year ending on July 31, 2021. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We plan to remedy our material weaknesses and other control deficiencies in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. If we fail to timely achieve or maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our Ordinary Shares. Furthermore, we anticipate that we will incur considerable costs and devote significant management time and efforts and other resources to comply with Section 404 of the Sarbanes-Oxley Act.

If securities or industry analysts do not publish research or reports about our business, or if the publish a negative report regarding our Ordinary Shares, the price of our Ordinary Shares and trading volume could decline.

The trading market for our Ordinary Shares may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our Ordinary Shares would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our Ordinary Shares and the trading volume to decline.

The market price of our Ordinary Shares may be volatile or may decline regardless of our operating performance.

The market price of our Ordinary Shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Because we are an “emerging growth company,” we may not be subject to requirements that other public companies are subject to, which could affect investor confidence in us and our Ordinary Shares.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from disclosure and other requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for so long as we are an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important. After we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance increased disclosure requirements.

Because we have ceased to qualify as a foreign private issuer, we are required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers, and we will incur significant additional legal, accounting, and other expenses that we would not incur as a foreign private issuer.

Because we are no longer a foreign private issuer, we are no longer exempt from the rules under the Exchange Act prescribing the furnishing and content of proxy statements, and our officers, directors, and principal shareholders are no longer exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. In addition, we are now required under the Exchange Act to file periodic reports and financial statements with the SEC as frequently or as promptly as United States domestic issuers, and we are now required to disclose in our periodic reports all of the information that United States domestic issuers are required to disclose.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our Ordinary Shares.

We do not believe that we are an “investment company” under the Investment Company Act of 1940 (the “1940 Act”). Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Ordinary Shares.

Anti-takeover provisions in our amended and restated memorandum and articles of association may discourage, delay, or prevent a change in control.

Some provisions in our amended and restated memorandum and articles of association, may discourage, delay, or prevent a change in control of our company or management that shareholders may consider favorable, including, among other things, the following:

●	provisions that permit our board of directors by resolution to amend certain provisions of the memorandum and articles of association, including to create and issue classes of shares with preferred, deferred or other special rights or restrictions as the board of directors determine in their discretion, without any further vote or action by our shareholders. If issued, the rights, preferences, designations, and limitations of any class of preferred shares would be set by the board of directors by way of amendments to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers; and

●	provisions that restrict the ability of our shareholders holding in aggregate less than thirty percent (30%) of the outstanding voting shares in the company to call meetings and to include matters for consideration at shareholder meetings.

Because we are a BVI company, you may be unable to bring an action against us or our officers and directors or to enforce any judgment you may obtain.

We are incorporated in the BVI and some of our directors and officers reside outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe we have violated your rights, either under United States federal or state securities laws or otherwise, or if you have a claim against us. Even if you are successful in bringing an action of this kind, the laws of the BVI may not permit you to enforce a judgment against our assets outside of the United States or the assets of our directors and officers.

Our board of directors may decline to register transfers of ordinary shares in certain circumstances.

Our board of directors may, in its sole discretion, decline to register any transfer of any Ordinary Share issued in certificated form, which is not fully paid up or on which we have a lien. Our directors may also decline to register any transfer of any share issued in certificated form in the case of a transfer to joint holders, the number of joint holders to whom the share is to be transferred does not exceed four. A shareholder wishing to transfer its Ordinary Shares is liable to pay to the Company a fee of such maximum sum as Nasdaq Capital Market may determine to be payable, or such lesser sum as our board of directors may from time to time require in respect thereof.

If our directors refuse to register a transfer they shall, within one month after the date on which the instrument of transfer was lodged, send to each of the transferor and the transferee notice of such refusal. The registration of transfers may, on 14 days’ notice being given by advertisement in such one or more newspapers or by electronic means, be suspended and the register closed at such times and for such periods as our board of directors may from time to time determine, provided, however, that the registration of transfers shall not be suspended nor the register closed for more than 30 days in any year.

Certain types of class or derivative actions generally available under U.S. law may not be available as a result of the fact that we are incorporated in the BVI. As a result, the rights of shareholders may be limited.

Whilst statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, these rights may be more limited than the rights afforded to minority shareholders under the laws of states in the United States and shareholders of BVI companies may not have standing to initiate a shareholder derivative action in a court of the United States. Furthermore, questions of interpretation of our memorandum and articles of association will be questions of BVI law and determined by the BVI courts. In any event, the circumstances in which any such action may be brought, if at all, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The BVI courts are also unlikely to recognize or enforce against us judgments of courts in the United States based on certain liability provisions of U.S. securities law or to impose liabilities against us, in original actions brought in the BVI, based on certain liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the BVI of judgments obtained in the United States, although the courts of the BVI will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that:

(i)	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process; is final and for a liquidated sum;

(ii)	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

(iii)	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

(iv)	recognition or enforcement of the judgment would not be contrary to public policy in the BVI; and

(v)	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a BVI Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Recent statements by the SEC on the PRC’s guidance and restrictions on China-based companies seeking to raise capital in the United States may raise scrutiny as to our operations and SEC disclosures.

In light of the PRC providing new guidance to and restrictions on China-based companies raising capital offshore, including PRC government-led cybersecurity reviews, the Chairman of the SEC has requested his staff to review disclosures from offshore issuers associated with China-based operating companies in connection with the filing of registration statements in the United States. In particular, the SEC Chairman was concerned about an investor’s understanding of a VIE contract structure. We previously conducted our going public related consulting service business through Qianhai utilizing a VIE contract structure which relationship was terminated in February 2021. In connection with our internal reorganization in January and February 2021, we terminated the Qianhai VIE agreements. The termination of the Qianhai VIE agreements did not discontinue our public listing related consulting service business, because such consulting service business has been transferred to Huaya to serve the client located in China and to ATIF Inc. to serve the clients located within the United States. Currently, we plan to use Huaya, a wholly owned subsidiary of ATIF, to continue to provide consulting services to our clients located in the PRC, and we do not plan to use variable interest entities to execute our business plan and to conduct our China-based operations in the near term. However, since we have business operations in China, there is always a risk that the Chinese government may in the future seek to intervene or influence operations of any company with any level of operations in China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. If we conduct business in the PRC in the future with a PRC entity using a VIE contract structure, that business structure may subject us to further review by the SEC.

You may have more difficulty protecting your interests than you would as a shareholder of a U.S. corporation.

Our corporate affairs are governed by the provisions of our memorandum and articles of association, as amended and restated from time to time, the BVI Business Companies Act, 2004 as amended from time to time (the “BVI Act”) and the common law of the BVI. The rights of shareholders and the statutory duties and fiduciary responsibilities of our directors and officers under BVI law may not be clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law.

These rights and responsibilities are governed by our amended and restated memorandum and articles of association, the BVI Act and the common law of the BVI. The common law of the BVI is derived in part from judicial precedent in the BVI as well as from English common law, which has persuasive, but not binding, authority on a court in the BVI. In addition, BVI law does not make a distinction between public and private companies and some of the protections and safeguards (such as statutory pre-emption rights, save to the extent expressly provided for in the amended and restated memorandum and articles of association) that investors may expect to find in relation to a public company are not provided for under BVI law.

There may be less publicly available information about us than is regularly published by or about U.S. issuers. Also, the BVI regulations governing the securities of BVI companies may not be as extensive as those in effect in the United States, and the BVI law and regulations regarding corporate governance matters may not be as protective of minority shareholders as state corporation laws in the United States. Therefore, you may have more difficulty protecting your interests in connection with actions taken by our directors and officers or our principal shareholders than you would as a shareholder of a corporation incorporated in the United States.

The laws of BVI provide limited protections for minority shareholders, so minority shareholders will not have the same options as to recourse in comparison to the United States if the shareholders are dissatisfied with the conduct of our affairs.

Under the laws of the BVI there is limited statutory protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies. The principal protections under BVI statutory law are derivative actions, actions brought by one or more shareholders for relief from unfair prejudice, oppression and unfair discrimination and/or to enforce the BVI Act or the amended and restated memorandum and articles of association. Shareholders are entitled to have the affairs of the company conducted in accordance with the BVI Act and the amended and restated memorandum and articles of association, and are entitled to payment of the fair value of their respective shares upon dissenting from certain enumerated corporate transactions.

The common law of the BVI is derived in part from judicial precedent in the BVI as well as from English common law, which has persuasive, but not binding, authority on a court in the BVI. There are common law rights for the protection of shareholders that may be invoked, largely dependent on English company law, since the common law of the BVI is less extensive than that of England. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority or the board of directors. However, every shareholder is entitled to seek to have the affairs of the company conducted properly according to law and the constitutional documents of the company. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum and articles of association, then the courts may grant relief. Generally, the areas in which the courts will intervene are the following: (i) a company is acting or proposing to act illegally or beyond the scope of its authority; (ii) the act complained of, although not beyond the scope of the authority, could only be effected if duly authorized by more than the number of votes which have actually been obtained; (iii) the individual rights of the plaintiff shareholder have been infringed or are about to be infringed; or (iv) those who control the company are perpetrating a “fraud on the minority.”

These rights may be more limited than the rights afforded to minority shareholders under the laws of states in the United States.

There are no pre-emptive rights in favor of holders of ordinary shares so you may not be able to participate in future equity offerings.

There are no pre-emptive rights applicable under the BVI Act or the amended and restated memorandum and articles of association in favor of holders of ordinary shares in respect of further issues of shares of any class. Consequently, you will not be entitled under applicable law to participate in any such future offerings of further ordinary shares or any preferred or other classes of shares.

If we are classified as a passive foreign investment company, United States taxpayers who own our Ordinary Shares may have adverse United States federal income tax consequences.

A non-U.S. corporation such as ourselves will be classified as a passive foreign investment company, which is known as a PFIC, for any taxable year if, for such year, either

●	At least 75% of our gross income for the year is passive income; or

●	The average percentage of our assets (determined at the end of each quarter) during the taxable year which produce passive income or which are held for the production of passive income is at least 50%.

Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business), and gains from the disposition of passive assets.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our ordinary shares, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.

Depending on the amount of assets held for the production of passive income, it is possible that, for our 2022 taxable year or for any subsequent year, more than 50% of our assets may be assets which produce passive income. We will make this determination following the end of any particular tax year. For purposes of the PFIC analysis, in general, according to Internal Revenue Code Section 1297(c), a non-U.S. corporation is deemed to own its pro rata share of the gross income and assets of any entity in which it is considered to own at least 25% of the stock by value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office and production facility is located in Lake Forest, California, USA, where we lease approximately 7237 square feet of office space. We lease an aggregate of 7237 square feet of property from an unrelated third party pursuant to the terms of a lease agreement. The term of the lease is from June 1, 2021 to May 31, 2027, with monthly rental expenses of $20,000.

In addition, we also lease an office space in Irvine, California, for approximately 4182 square feet of office space for a term of three years from March 1, 2021 to February 29, 2024, and with monthly rental expenses of $20,073. As of August 25, 2022, we have subleased this office space to an unrelated third party company from August 25, 2022 to March 1, 2024. Our total rent expense was approximately $0.5 million and $0.6 million for the years ended July 31, 2022 and 2021, respectively.

We believe that our current leased property is in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the litigation disclosed below, we are not currently a party to any legal or arbitration proceeding the outcome of which, if ‘determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

On May 14, 2020, Boustead filed a lawsuit against the Company and Leaping Group Co., Ltd. a limited liability organized under the laws of Cayman Islands (“LGC”) for breaching the underwriting agreement Boustead had with each of the Company and LGC, in which Boustead was separately engaged as the exclusive financial advisor to provide financial advisory services to the Company and LGC.

In April 2020, the Company acquired 51.2% equity interest in LGC after LGC terminated its efforts to launch an IPO on its own. Boustead alleged that the acquisition transaction between the Company and LGC was entered into during the lockup period of the exclusive agreement between Boustead and LGC, and therefore deprived Boustead of compensation that Boustead would otherwise have been entitled to receive under its exclusive agreement with LGC. Therefore, Boustead is attempting to recover from the Company an amount equal to a percentage of the value of the transaction it conducted with LGC.

Boustead’s Complaint alleged four causes of action against the Company, including breach of contract; breach of the implied covenant of good faith and fair dealing; tortious interference with business relationships and quantum meruit.

On October 6, 2020, we filed a motion to dismiss Boustead’s Complaint pursuant to Federal Rule of Civil Procedure 12(b)(6) and 12(b)(5). On October 9, 2020, the United States District Court for the Southern District of New York directed Boustead to respond to the motion or amend its Complaint by November 10, 2020. Boustead opted to amend its complaint and filed the amended complaint on November 10, 2020. Boustead’s first amended complaint asserted the same four causes of action against LGC and us as its original complaint. We filed another motion to dismiss Boustead’s amended complaint on December 8, 2020.

On August 25, 2021, the United States District Court for the Southern District of New York granted ATIF’s motion to dismiss Boustead’s first amended complaint. In its order and opinion, the United States District Court for the Southern District of New York allowed Boustead to move for leave to amend its causes of action against us as to breach of contract and tortious interference with business relationships, but not breach of the implied covenant of good faith and fair dealing and quantum meruit. On November 4, 2021, Boustead filed a motion seeking leave to file a second amended complaint to amend its cause of action for Breach of Contract. The Court granted Boustead’s motion for leave and Boustead filed the second amended complaint on December 28, 2021 alleging only breach of contract and dropping all other causes of action alleged in the original complaint. On January 18, 2022, the Company filed a motion to dismiss Boustead’s second amended complaint. Boustead filed its opposition on February 1, 2022 and the Company replied on February 8, 2022.

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration of Boustead’s claims in California. Briefing on the Company’s motion to compel concluded on August 23, 2022. The Court has yet to rule on that motion. Boustead is also seeking a default judgment against LGC and recently filed an order to show cause for default judgment against LGC. The Court has not ruled on Boustead’s request for entry of default judgment against LGC.

In sum, the Boustead litigation is currently in the pleadings stage. Our management believes it is premature to assess and predict the outcome of this pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Ordinary Shares have been listed on the Nasdaq Capital Market since May 3, 2019, under the symbol “ATIF.”

Holders of Record of Ordinary Shares

As of October 25, 2022, we had approximately 32 shareholders of record for our ordinary shares. The foregoing number of shareholders of record does not include an unknown number of shareholders who hold their shares in “street name.”

Dividend Policy

We do not intend to pay dividends for the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Ordinary Shares if the market price of our Ordinary Shares increases.

Purchases of Equity Securities

Neither we nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, purchased any of our equity securities during the period covered by this annual report.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form F-1, as amended (File Number 333-228750) for our IPO of up to 800,000 ordinary shares (as adjusted to reflect the Reverse Split), which was declared effective by the SEC on February 8, 2019, and the registration statement on Form F-3, as amended (File Number 333-239131) for the sale of our securities of up to an aggregate initial offering price not to exceed $50,000,000, which was declared effective by the SEC on September 21, 2020.

In April 2019, we completed our IPO in which we issued and sold an aggregate of 414,935 ordinary shares (as adjusted to reflect the Reverse Split) at a price of $25.00 per ordinary shares (as adjusted to reflect the Reverse Split) for a total offering size of approximately $10,373,360. The net proceeds raised from the IPO were $9,558,243 after deducting underwriting commissions and the offering expenses payable by us. Boustead Securities, LLC was the underwriter of our IPO.

We incurred approximately $1,440,680 in expenses in connection with our IPO, which included approximately $720,253 in underwriting commissions for the IPO and approximately $720,427 in other costs and expenses. None of the transaction expenses included payments to directors or officers of our company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

As of July 31, 2022, we have used all of the net proceeds from our IPO, including (i) $3,155,853 for daily operations, (ii) $1,452,792 for investment in financial instruments, (iii) $1,354,579 for acquisition and related fees, (iv) $994,041 for marketing, (v) $895,651 for outsourced services, (vi) $746,853 for for purchases of fixed assets, (vii) $450,000 for securities accounts deposit, (viii) $316,567 for Online system development and IT technology supporting expenses, and(ix) $191,908 for IPO related expenses.

In June 2020, we filed a registration statement on Form F-3, as amended (File Number 333-239131), to offer ordinary shares, preferred shares, warrants to purchase ordinary shares, preferred shares, debt securities, (not to exceed $10,000,000 in the aggregate), or units consisting of a combination of any or all of these securities at an aggregate offering price of up to $50,000,000 We intend to use the net proceeds from such offerings in the manner as disclosed in our registration statement on Form F-3, as amended (File Number 333-239131).

In January 2021, we filed a registration statement on Form F-1, as amended (File Number 333-251924) relating to the resale of an aggregate of 947,826 ordinary shares (as adjusted for the Reverse Split) that are issuable upon the exercise of outstanding warrants by the selling shareholders identified herein. These warrants were issued in connection with a private placement we completed on November 5, 2020. We will not receive any of the proceeds from the sale by the selling shareholders of the ordinary shares. Upon any exercise of the warrants by payment of cash, however, we will receive the exercise price of the warrants.

In April 2021, we filed a registration statement on Form F-1 (File Number 333-255545) to offer ordinary shares and warrants to purchase ordinary shares not to exceed an aggregate offering price of up to $15,000.000. We intend to use the net proceeds from such offerings in the manner as disclosed in our registration statement on Form F-1 (File Number 333-255545).

On August 12, 2021, our Board of Directors approved a reverse stock split (the “Reverse Split”) of the Company’s issued and outstanding ordinary shares, par value $0.001 per share, at a ratio of 5-for-1 so that every five (5) shares of US$0.001 par value in issue on the date of the Reverse Split was combined into one (1) share of US$0.005 par value. Shareholders otherwise entitled to receive a fractional share as a result of the reverse stock split will receive a whole share in lieu of such factional share, as relevant. Both immediately before and after completion of the Reverse Split, the Company is and will be authorized to issue 100,000,000,000 shares of US$0.001 par value each, divided into two classes. As a result of the Reverse Split, the Company’s issued and outstanding ordinary shares will be reduced from 45,806,952 ordinary shares of US$0.001 par value to approximately 9,161,390 ordinary shares of US$0.005 par value each. The par value of the ordinary shares will be $0.001 per share after completion of the Reverse Split, as the par value of each share was amended back to US$0.001.

Recent Sales of Unregistered Securities

In the three years preceding the filing of this registration statement, we issued the securities described below without registration under the Securities Act. Unless otherwise indicated below, the securities were issued pursuant to the private placement exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 6, 2020, in a private placement, we sold to three accredited investors 869,565 Ordinary Shares and warrants to purchase a total of 869,565 Ordinary Shares at an exercise price of $4.60 per share which are exercisable for five years from the date of issuance. We also issued to the placement agent warrants to purchase 78,261 ordinary shares at an exercise price equal to $4.60 and are exercisable 180 days after November 3, 2020.

ITEM 6. [RESERVED]

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Annual Report on Form 10-K. Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated, including, but not limited to, those discussed in Part I, Item 1A of this report under the heading “Risk Factors,” which are incorporated herein by reference. See “Special Note regarding Forward-Looking Statements” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Business Overview

We offer financial consulting services to small and medium-sized enterprise customers in Asia and North America. Our goal is to become an international financial consulting company with clients and offices throughout Asia. Since our inception in 2015, the focus of our consulting business has been providing comprehensive going public consulting services designed to help SMEs become public companies on suitable markets and exchanges.

On January 4, 2021, we established an office in California, USA, through our wholly owned subsidiary ATIF Inc., a California corporation, and launched, in addition to our business consulting services, additional service models consisting of asset management, investment holding and media services to expand our business with a flexible business concept to achieve a goal of high growth revenue and strong profit growth.

Reverse Split

On August 12, 2021, our Board of Directors approved a reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share, at a ratio of 5-for-1 so that every five (5) shares of US$0.001 par value in issue on the date of the Reverse Split was combined into one (1) share of US$0.005 par value. Shareholders otherwise entitled to receive a fractional share as a result of the reverse stock split will receive a whole share in lieu of such factional share, as relevant. Both before and after completion of the Reverse Split, the Company is and will be authorized to issue 100,000,000,000 ordinary shares of US$0.001 par value each. As a result of the Reverse Split, the Company’s issued and outstanding ordinary shares was reduced from 45,806,952 ordinary shares of US$0.001 par value each to approximately 9,161,390 ordinary shares of par value $0.005 per share. On August 23, 2021, we amended our Memorandum of Association and Articles of Association in connection with our five-for-one reverse stock split to amend the par value back to $0.001 per ordinary share. Our ordinary shares, as adjusted per the Reverse Split, began trading on the Nasdaq Capital Market on August 30, 2021.

Recent Updates

On February 16, 2021, ATIF-1, LP (“ATIF LP”) was established as a private equity fund through our indirectly-wholly owned subsidiary, ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner. We own 76.6%   limited partner interest in ATIF, LP. The investment manager for the fund is ATIF Inc. ATIF LP manages approximately $1.3 million and $4.8 million assets under management (“AUM”) as of July 31, 2022 and 2021, respectively. For the year ended July 31, 2022, three limited partners of ATIF LP withdrew the investment of $3.0 million. In addition, the Company also paid investment gain of $29,149 to the limited partner, which was recorded as a reduction of non-controlling interest.  On August 1, 2022, ATIF USA entered into and closed a Sale and Purchase Agreement (the “Agreement”) with Asia Time (HK) International Finance Service Limited (the “Buyer”), pursuant to which the Company sold all of its equity interest in ATIF GP for cash consideration of US$50,000 (the “Agreement”). The management believed the disposition does not represent a strategic shift because it is not changing the way it is running its business. The Company has not shifted the nature of its operations. The termination is not accounted as discontinued operations in accordance with ASC 205-20. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP.

On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya to Mr. Pishan Chi for $nil consideration. The transfer of equity interest was to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore. We determined that the transfer of our equity interest in ATIF HK and Huaya did not have a major effect on its operations and financial results as we did not change our way of running business. We also determined that the transfer of equity interest does not represent a strategic shift in our business because there was no change to our operation of our consulting services. There was no change to the nature of our business, and did not affect our customers in North America, which is the major geographic market area of our business. The termination is not accounted as discontinued operations in accordance with ASC 205-20.

On February 3, 2021, we closed termination of our variable interest entity (“VIE”) agreements with Qianhai Asia Times (Shenzhen) International Financial Services Co., Ltd. (“Qianhai”) and its shareholders. As of the date of this report, we do not, and do not plan to use variable interest entities to execute our business plan or to conduct our China-based operations. Qianhai transferred all of its China-based business and employees to Huaya before termination of the VIE agreements. The termination of the VIE agreements did not cause material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because all of the fixed assets have been transferred to our PRC subsidiary Huaya upon termination of the VIE agreements and there were no assets held for sale or disposal. The termination of the Qianhai VIE agreements does not represent a strategic shift that has (or will have) a major effect on the Company’s operations because our consulting service business as originally undertook by Qianhai has been transferred to Huaya and ATIF Inc. to serve the clients located in China and U.S. respectively. The termination of the VIE agreements did not cause any regulatory penalties or non-compete agreements. As a result, management concluded that the termination of the Qianhai VIE agreements does not deemed to be a discontinued operation of our consulting service business.

On January 29, 2021, we completed the disposition of 51.2% of the equity interest of LGC. We sold all of our shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 1,111,110 of our ordinary shares owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of US$2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest shall be due on January 14, 2023. As of July 31, 2022, the principal and accrued and unpaid interest amounted to $2,654,767.

As of July 31, 2022, we have one reporting segment, which is the provision of financial consulting services.

Our financial consulting services

We launched our consulting services in 2015. Our aim was to assist these Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several overseas jurisdictions. Our services are designed to help SMEs in China achieve their goal of becoming public companies. We create a going public strategy for each client based on many factors, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped three Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. All of our current and past clients have been Chinese companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore in the coming years.

For the year ended July 31, 2022 and 2021, we provided consulting services to three customers and three customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. The low volume of consulting services was due to the recent intense tariff issues between the U.S. and China, which has become more fragile as a result of the outbreak and spread of COVID-19, plus the tightening of U.S. legislation and public listing rules to curb some small Chinese companies to access the U.S. capital markets. As a result, an increasing number of Chinese companies are putting off or slowing down their plans for U.S. listings due to these uncertainties. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with five customers, among which four are based in the North America.

Our total revenue generated from consulting services amounted to $1.6 million and $0.9 million for the years ended July 31, 2022 and 2021, respectively.

Key Factors that Affect our Business

We believe the following key factors may affect our consulting services:

The trade disputes between China and the United States has negatively impacted our business.

During the past two years, the U.S. government has, among other actions, imposed new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices and China has responded by imposing new or higher tariffs on specified products imported from the United States. The uncertainties arising from the trade disputes between China and the United States negatively impacted our potential customers’ confidence to go public through IPOs in the United States in fiscal year 2020 through 2022. As a result, both the number of our new going public consulting service customers and our going public consulting service revenue were kept at low volume in fiscal year 2022 and 2021.

Our business success depends on our ability to acquire customers effectively.

Our customer acquisition channels primarily include our sales and marketing campaigns and existing customer referrals. In order to acquire customers, we have made significant efforts in building mutually beneficial long-term relationships with local government, academic institutions, and local business associations. In addition, we also market our consulting services through social media, such as WeChat or Weibo. If any of our current customer acquisition channels becomes less effective, if we are unable to continue to use any of these channels or if we are not successful in using new channels, we may not be able to attract new customers in a cost-effective manner or convert potential customers into active customers or even lose our existing customers to our competitors. To the extent that our current customer acquisition and retention efforts become less effective, our service revenue may be significantly impacted, which would have a significant adverse effect on our revenues, financial condition, and results of operations.

Our consulting business faces strong market competition.

We are currently facing intense market competition. Some of our current or potential competitors have significantly more financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, and support of their customer acquisition and retention channels. In light of the low barriers to entry in the financial consulting industry, we expect more players to enter this market and increase the level of competition. Our ability to differentiate our services from other competitors will have significant impact on our business growth in the future

Changes in PRC regulatory environment may impact our business and results of operations.

The regulatory environment for the financial consulting industry in China is evolving. Recently, many local governments have established various subsidization schemes and policies to stimulate and encourage local business enterprises to go public, and this may stimulate the growth of more financial consulting firms to become new players given the low barrier of entry into the financial consulting industry as well. As more players enter into the competition, PRC governmental authorities may publish and promulgate various new laws and rules to regulate the financial consulting marketplace. We have been closely tracking the development and implementation of new rules and regulations likely to affect us. We will continue to ensure timely compliance with any new rules and regulations and believe that such timely compliance is essential to our growth. To the extent that we may be required to adapt our operations to new laws and regulations, our operating costs may increase which will impact our profitability.

Our business depends on our ability to attract and retain key personnel.

We rely heavily on the expertise and leadership of our directors and officers to maintain our core competence. Under their leadership, we have been able to achieve rapid expansion and significant growth since our inception in 2015. As our business scope increases, we expect to continue to invest significant resources in hiring and retaining a deep talent pool of financial consultancy professionals. Our ability to sustain our growth will depend on our ability to attract qualified personnel and retain our current staff.

Results of Operations

Comparison of Operation Results for the Years Ended July 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended July 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the years ended		Changes
	July 31, 2022	July 31, 2021	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues – third parties	$905,310	$936,935	$(31,625)	(3)%
Revenues – related party	762,000	-	762,000	100%
Revenues	$1,667,310	$936,935	$730,375	78%
Cost of revenues	(660,000)	-	(660,000)	100%
Gross profit	1,007,310	936,935	70,375	8%

Operating expenses:
Selling expenses	569,529	439,174	130,355	30%
General and administrative expenses	2,651,361	2,919,675	(268,314)	(9)%
Total operating expenses	3,220,890	3,358,849	(137,959)	(4)%

Loss from operations	(2,213,580)	(2,421,914)	208,334	(9)%

Other income (expenses):
Interest income, net	354,832	313	354,519	113,265%
Other expenses, net	(123,296)	(84,194)	(39,102)	46%
Loss from investment in trading securities	(2,432,107)	(258,738)	(2,173,369)	840%
Gain from disposal of subsidiaries and VIE	1,043,052	390,183	652,869	167%
Total other (expense) income, net	(1,157,519)	47,564	(1,205,083)	(2,534)%

Loss before income taxes	(3,371,099)	(2,374,350)	(996,749)	(42)%

Income tax provision	-	-	-	0%
Net loss from continuing operations	(3,371,099)	(2,374,350)	(996,749)	(42)%

Net loss from discontinued operations	-	(6,625,898)	6,625,898	(100)%

Net loss	$(3,371,099)	$(9,000,248)	$5,629,149	(63)%

Revenues. Our total revenue increased by $0.73 million, or 78%, from $0.9 million in fiscal year 2021, to $1.7 million in fiscal year 2022, primarily attributable to completion of more phases of consulting services to customers. Among the revenues of $1.7 million, $0.8 million was contributed from a related party. In July 2022, we provided consulting services to one of our related party’s customers and earned revenues $0.8 million.

For the year ended July 31, 2022, provision of our going public consulting services remained stable as compared with that of the same period of 2021. For the years ended July 31, 2022 and 2021, we provided going public services to three and three customers. Our low-volume provision of consulting services was mainly attributable to tightening of U.S. legislation and public listing rules to curb some small Chinese companies to access the U.S. capital markets. Accordingly an increasing number of Chinese companies are putting off or slowing down their plans for U.S. listings due to these uncertainties. As a result, our potential customers’ perception and confidence to go public through initial public offerings (“IPOs”) in the United States has been negatively impacted.

Given the uncertainty arising from the tightened U.S. legislation and public listing rules to curb IPOs by small Chinese companies to access the United States capital market, we anticipate our limited revenue growth from our consulting services and our continuous operating net loss in the near terms. However, we terminated VIE agreements with Qianhai and its shareholders, and we transferred equity interest in ATIF HK and Huaya, and we aimed to provide our consulting services to more customers based in the U.S. We also plan to hire more specialized and talented employees in order to provide better services to our customers in the future. We believe our competitive strengths, including but not limited to, highly qualified professional service team with extensive experience in going public and consulting services, recognition and reputation of our services achieved from our previous success helping our clients going public, established long-term professional relationships with a group of well-known third-party professional providers both domestically and in the U.S., and established long-term cooperation relationships with local chambers of commerce and associations, will help us develop more customers for our consulting services to generate increased revenue in the long run.

From April 2022 through the date of this report, we have entered into consulting service agreement with five customers, among which four are based in the North America.

Cost of revenues. We incurred cost of revenues of $0.7 million in the fiscal year 2022 which was mainly incurred for direct costs including purchase of a shell company on the over-the-counter (“OTC”) market and consulting expenses for one customer.

Selling expenses. Selling expenses increased by $0.1 million, or 30%, from $0.4 million in fiscal year 2021 to $0.5 million in fiscal year 2022. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease in our selling expenses was primarily due to the following reasons: 1) an increase of $0.3 million in consulting service fees for two consultants and marketing services for three consulting firms; partially offset against 2) a decrease of $0.2 million in expenses incurred by Qianhai, the VIE agreement with which was terminated in February 2021.

As a percentage of sales, our selling expenses were 34% and 47% of our total revenues for the years ended July 31, 2022 and 2021, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.3 million, or 9%, from $2.9 million in fiscal year 2021 to $2.6 million in fiscal year 2022. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The decrease was mainly due to a decrease of professional fees of $0.4 million because our auditor and counselor decreased service fees with termination of Qianhai VIE Agreement, partially offset against an increase of payroll and welfare expenses of $0.1 million as we employed increasing headcount in the USA.

As a percentage of sales, our general and administrative expenses were 159% and 312% of our total revenues for the years ended July 31, 2022 and 2021, respectively.

Interest income, net. For the year ended July 31, 2022, interest income represented 1) the interest income of $0.4 million from outstanding balance of $2.3 million due from buyers of LGC arising from the Company’s disposition of 51.2% equity interest in LGC. The interest rate for outstanding balance was 10% per annum, and 2) the minimal interest income from bank deposits. For the year ended July 31, 2021, interest income arose from bank deposits.

Loss from investment in trading securities. Loss from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the years ended July 31, 2022 and 2021, we recorded an investment loss of $2.4 million and $0.3 million, respectively.

Gain from disposal of subsidiaries and VIE. For the year ended July 31, 2022, the Company reported a gain of $1.0 million from disposal of ATIF HK and Huaya. For the year ended July 31, 2021, the Company reported a gain of $0.4 million from termination of VIE agreement with Qianhai.

Net loss from discontinued operations. In January 2021, we completed the disposition of 51.2% of the equity interest of LGC. The results of LGC, as a discontinued operation, for the years ended July 31, 2021 are reported as components of net loss separate from the net loss of continuing operations. For details of composition of net loss from discontinued operations, please see Note 4 to our Consolidated Financial Statements included with this annual report.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the fiscal years ended July 31, 2022 and 2021, and accordingly no provision for Hong Kong profits tax had been made in these periods.

Huaya was incorporated in the PRC. Under the Income Tax Laws of the PRC, Huaya is subject to income tax at a rate of 10% under the preferential tax treatment to Smaller-scale Taxpayers.

ATIF Inc, ATIF GP, ATIF LP and ATIF BD were incorporated in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

Income tax expense was $nil and $nil for the years ended July 31, 2022 and 2021 due to significant net operating loss in fiscal year 2022 and 2021 which resulted in taxable losses.

Net loss. As a result of foregoing, net loss was $3.4 million for the year ended July 31, 2022, a decrease of $5.6 million from net loss of $9.0 million in fiscal year 2021.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, working capital loans from our major shareholders, proceeds from our initial public offering, and equity financing through public offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and cash on hand.

Liquidity and Going concern

For the years ended July 31, 2022 and 2021, the Company reported a net loss from continuing operations of approximately $3.4 million and $2.4 million, respectively, and operating cash outflows from continuing operations of approximately $0.1 million and $2.5 million.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of July 31, 2022, the Company had cash of $1.8 million. On the other hand, the Company had current liabilities of $2.8 million. Currently the Company had three service-in-progress agreements, and expected to generate consulting service fees of $2.5 million for the next 12 months. The Company also had $2.7 million receivable from buyers of LGC in connection with the disposal of LGC which will be due in early 2023. In addition, due to the recent intense relationship between the U.S. and China, which has become more fragile as a result of the outbreak and spread of COVID-19, plus the tightening of U.S. legislation and public listing rules to curb some small Chinese companies to access the U.S. capital markets, an increasing number of Chinese companies are putting off or slowing down their plans for U.S. listings due to these uncertainties. Furthermore, due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $1.8 million as of July 31, 2022, given the above-mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s 2022 consolidated financial statements are issued.

We believe that our existing cash, together with $3.2 million that currently remains available under our $8.0 million revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”), and $4.0 million available under the subordinated line of credit (“Subordinated LOC”) as of September 12, 2022, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months.

Currently, the Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and funds raised from equity financings. In October 2021, the Company raised proceeds of $1.1 million from exercise of warrants to purchase 389,855 of its ordinary shares by warrant holders who subscribed for ordinary shares in the registered direct offering closed in November 2020.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of July 31, 2022.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the years indicated:

	For the Years Ended July 31,
	2022	2021
Net cash used in by operating activities	$(146,944)	$(2,667,060)
Net cash (used in) provided by investing activities	(1,591,535)	861,921
Net cash (used in) provided by financing activities	(1,960,946)	6,835,000
Effect of exchange rate change on cash	(147,178)	138,611
Net (decrease) increase in cash	(3,846,603)	5,187,083
Cash, beginning of year	5,596,740	428,258
Cash, end of year	$1,750,137	$5,596,740

Operating Activities

Net cash used in operating activities was $0.1 million in fiscal year ended July 31, 2022. Net cash used in operating activities was primarily comprised of net loss of $3.4 million, adjusted for loss of $2.4 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of an increase of accounts receivable of $0.8 million due from a related party, and an increase of accrued expenses and other current liabilities of $1.8 million as the Company is liable to an investment bank for loss making during the year ended July 31, 2022.

Net cash used in operating activities was $2.7 million in fiscal year ended July 31, 2021, consisting of the net cash used in operating activities from continuing operations and discontinued operations of $2.6 million and $0.1 million, respectively. Net cash used in operating activities from continuing operations was primarily comprised of net loss from continuing operations of $2.4 million, adjusted for amortization of right-of-use assets of $0.5 million, loss of $0.3 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of a decrease of tax payable by $0.6 million and a decrease of lease liabilities of $0.5 million due to the termination of our VIE agreements with Qianhai and its shareholders, leading to the decrease of such accounts.

Investing Activities

Net cash used in investing activities was $1.6 million in fiscal year 2022, primarily consisting of purchase of investment of $1.4 million in listed equity securities, investment of $0.3 million in two equity securities, against proceeds of $0.2 million from disposal of property and equipment.

Net cash provided by investing activities was $0.9 million in fiscal year 2021, primarily consisting of purchase of investment of $0.4 million in listed equity securities, collection of investment deposit of $1.2 million for life insurance contract, against cash of $0.1 million provided by discontinued operations.

Financing Activities

Net cash used in financing activities was $2.0 million in fiscal year 2022, primarily consisting of payment of $3.0 million to three limited partners of ATIF LP, as withdrawal of investment, partially offset by proceeds of $1.1 million in relation to exercise of warrants by investors who subscribed for ordinary shares offered in registered direct offering which closed in November 2020.

Net cash provided by financing activities was $6.8 million in fiscal year 2021, primarily consisting of capital injection of $3.3 million from ATIF LP, and capital of $3.5 million raised in a registered direct offering in November 2020.

Critical Accounting Estimate

We prepare our audited consolidated financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. When reading our audited consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Valuation allowance for deferred tax assets

We account for income taxes using the liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in earnings. Deferred tax assets are reduced by a valuation allowance through a charge to income tax expense when, in the opinion of management, it is more-likely-than-not that a portion of or all of the deferred tax assets will not be realized.

We operate through our subsidiaries. The valuation allowance is considered on an individual entity basis. As of July 31, 2022 and 2021, valuation allowances on deferred tax assets are provided because we believe that it is more-likely-than-not that certain of the subsidiaries will not be able to generate sufficient taxable income in the near future, to realize the deferred tax assets carried-forwards.

As of July 31, 2022 and 2021, the total valuation allowance for deferred tax assets was $1,668,413 and $997,378, respectively.

Uncertain tax position

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. we recognize interest and penalties, if any, under accrued expenses and other current liabilities on our consolidated balance sheet and under other expenses in its consolidated statement of comprehensive loss. As of July 31, 2022 and 2021, we did not have any significant unrecognized uncertain tax positions.

Fair value of trading securities

We measured our trading securities, which consisted of certain publicly-listed equity securities through various open market transactions, at market value. We reported a loss of $2,432,107 and $258,738 from investment in trading securities for the years ended July 31, 2022 and 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of July 31, 2022. Based on that evaluation, our management has concluded that, as of July 31, 2022, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In assessing our internal control over financial reporting, prior to the offering in April 2019, we have been a private company with limited accounting personnel and other resources to address our internal controls and procedures. Our independent registered public accounting firm, has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements for the year ended July 31, 2022, we identified four “material weaknesses” in our internal control over financial reporting.

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;

●	We have not established an internal control department and had a lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

●	We have not established sufficient risk assessment in accordance with the requirement of COSCO 2013 Framework; and

●	We did not have sufficient documented financial closing policies and procedures.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have hired additional accounting staffs and are in the progress of improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security. In addition, we plan to address the weaknesses identified above by implementing the following measures:

Furthermore, we are in the process of implementing a number of measures to address the first to third material weakness that has been identified, including:

1)	hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; and

2)	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

Especially for the identified material weakness related to internal control, we will hire experts to improve and test our internal control and the set up a series of standard and recurring internal audit work procedures before July 2023.  We schedule to will perform self-assessment of internal control effectiveness on a continuous basis, which will be led by our accounting and risk management department within year 2023. We will also hire more competent personnel and involve professional service companies to help us implement SOX 404 compliance together with the establishment of our internal audit function.

However, we cannot assure you that we will remediate our material weaknesses in a timely manner.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of the date of this annual report. Our Board of Directors is comprised of five (5) members.

Name	Age	Position(s)
Jun Liu	46	President, Chief Executive Officer, Chairman and Director
Yue Ming	35	Chief Financial Officer and Director
Kwong Sang Liu	61	Independent Director
Yongyuan Chen	60	Independent Director
Lei Yang	42	Independent Director

Business Experience

Mr. Jun Liu has been our director since June 2019, our President and Chairman since July 2020 and our Chief Executive Officer since August 2021, also having previously served as our Chief Executive Officer from June 2019 to July 2020. Since November 2015, Mr. Liu has served as the President and Director of Asian Equity Exchange Group Co., Ltd., a subsidiary of a U.S. public company Asia Equity Exchange Group, Inc. (“AEEX”), a corporation that develops and manufactures software solutions for equity market. Mr. Liu served as the Chairman of the Board of Directors, President, and CEO of AEEX from July 2015 to September 2017. From December 2000 to December 2001, he served as the head of marketing for the South China Branch of Alibaba. Mr. Liu received his Ph.D. in International Finance from Camden University U.S.A. in 2015 and his bachelor’s degree in Applied Physics from the Harbin Institute of Technology in 1998. Mr. Liu has over 20 years of enterprise management experience and served in management positions at Fortune 500 companies. Mr. Liu is well qualified to serve on our board of directors based on his management experience and prior executive experience serving in public and private companies.

Ms. Yue Ming has been our Chief Financial Officer (“CFO”) and director since August 2021. She has served as our accountant since August 1, 2018. Prior to joining the Company, she was employed by Asia Equity Exchange Group, Inc. and acted as financial manager from December 1, 2014 to July 31, 2018. Ms. Ming started her accounting career at Shenzhen Huitian Accounting Firm on July 1, 2009 after she graduated from Central China Normal University where she majored in international trade. Ms. Ming has more than 10 years of corporate finance and accounting experience. Based on the above and Ms. Ming’s experience in finance and accounting, we believe that Ms. Ming is well qualified to serve on our board of directors.

Mr. Kwong Sang Liu has served as our independent director since April 2019. Since May 1997, Mr. Liu has managed K.S. Liu & Company, CPA Limited, a company he founded. He is currently a non-executive director in a number of Hong Kong Stock Exchange listed companies. Mr. Liu graduated with honors from the Hong Kong Polytechnic University with a bachelor’s degree in Accountancy in 1997 and obtained a Master of Business Administration degree from the University of Lincoln, England in 2002. He is a chartered tax advisor of the Institute of Chartered Accountants in England and Wales, the Association of Chartered Certified Accountants, the Institute of Financial Accountants of the United Kingdom, the Institute of Public Accountants of Australia, the Institute of Certified Public Accountants of Hong Kong, the Taxation Institute of Hong Kong, and the Society of Registered Financial Planners. Mr. Liu has been a practicing accountant in Hong Kong for over 20 years specializing in audit, taxation and corporate financial advisory. Based on the above qualifications and Mr. Liu’s experience in finance and accountancy, the Company believes Mr. Liu is qualified to be on the Board.

Mr. Yongyuan Chen has served as our independent director since April 2019. He is currently the director of China Commercial Law Co. Australia Pty Limited specializing in foreign investment, merger, and acquisition and intellectual property laws. He received a bachelor’s degree in international law from Jilin University of China in 1986, a Master’s degree in international economic law from Renmin University of China in 1988, and a Doctor’s degree in law from the University of Sydney in 2002. He formerly served as legal counsel of the Ministry of Foreign Economic Relations and Trade, China National Technology Import and Export Corporation, and chief of the Policy and Regulation Division of Shenzhen Science and Technology Bureau. From April 2011, Mr. Chen has worked as senior partner at Guangdong Huashang Law Firm, Sydney Branch. Mr. Chen has been a practicing lawyer in China and Australia for over 20 years. The Board believes that Mr. Chen’s extensive experience and legal background qualifies him to serve on the Board.

Ms. Lei Yang has served as our independent director since August 2021. She received her first master’s degree in Information Management from Nanjing University in 2004, and her second master’s degree in Accounting from Bentley University in 2010. Ms. Yang is certified by the American Institute of Certified Public Accountants. Ms. Yang has 17 years working experience in several Fortune 500 companies, engaged in business analysis, internal audit, and financial management, etc. She received her first master’s degree in Information Management from Nanjing University in 2004, and her second master’s degree in Accounting from Bentley University in 2010. Ms. Yang is an American Institute of Certified Public Accountants Certified and an economist. Based on the above qualifications and Ms. Yang’s experience in management, the Board believes Ms. Yang is well qualified to serve on the Board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships and Arrangements

None of the directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We adopted a code of business conduct and ethics (the “Code of Conduct”) on December 11, 2018, which is applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the Investors Relations section of our website at https://ir.atifchina.com/. Information contained on or accessible through this website is not a part of this Annual Report, and the inclusion of such website address in this Annual Report is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on its website to the extent required by applicable rules and exchange requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. For the fiscal year ended July 31, 2022, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities were not subject to Section 16 of the Exchange Act.

Board Practices

Pursuant to our amended and restated articles of association, the minimum number of directors shall consist of not less than one person unless otherwise determined by resolution of directors or resolution or shareholders and by filing an amended version of the articles of association at the BVI Registry of Corporate affairs approving such change. Unless removed or re-appointed, each director shall be appointed for a term fixed by the resolution of members or resolution of directors appointing the director.

Controlled Company

Mr. Jun Liu beneficially owns approximately 54.7% of the aggregate voting power of our outstanding ordinary shares. As a result, we are deemed a “controlled company” for the purpose of the Nasdaq listing rules and are permitted to elect to rely on certain exemptions from the obligations to comply with certain corporate governance requirements, including:

●	the requirement that our director nominees be selected or recommended solely by independent directors; and

●	the requirement that we have a nominating and corporate governance committee and a compensation committee that are composed entirely of independent directors with a written charter addressing the purposes and responsibilities of the committees.

Although we do not intend to rely on the controlled company exemptions under the Nasdaq listing rules even though we are deemed a controlled company, we could elect to rely on these exemptions in the future, and if so, you would not have the same protection afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Board of Directors

Our board of directors consist of five directors as of the date of this annual report. Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall performance. Our board of directors reviews significant developments affecting us and acts on other matters requiring its approval.

Duties of Directors

Under British Virgin Islands law, our directors owe fiduciary duties both at common law and under statute, including a statutory duty to act honestly, in good faith and with a view to our best interests. When exercising powers or performing duties as a director, our directors also have a duty to exercise the care, diligence and skills that a reasonable director would exercise in comparable circumstances, taking into account without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. In exercising the powers of a director, the directors must exercise their powers for a proper purpose and shall not act or agree to the company acting in a manner that contravenes our amended and restated memorandum and articles of association or the BVI Act. In fulfilling their duty of care to us, our directors must ensure compliance with our amended and restated memorandum and articles of association. We have the right to seek damages if a duty owed by our directors is breached.

The functions and powers of our board of directors include, among others:

●	appointing officers and determining the term of office of the officers;

●	authorizing the payment of donations to religious, charitable, public or other bodies, clubs, funds, or associations as deemed advisable;

●	exercising the borrowing powers of the company and mortgaging the property of the company;

●	executing checks, promissory notes, and other negotiable instruments on behalf of the company; and

●	maintaining or registering a register of relevant charges of the company.

Terms of Directors and Executive Officers

Each of our directors holds office until a successor has been duly elected and qualified unless the director was appointed by the board of directors, in which case such director holds office until the next following annual meeting of shareholders at which time such director is eligible for reelection. All of our executive officers are appointed by and serve at the discretion of our board of directors. Our current directors were re-elected by our shareholders at our 2022 Annual General Meeting, which was held on July 25, 2022, until the next shareholders meeting and until their successors are duly elected and qualified.

Qualification

There is currently no shareholding qualification for directors.

Board Composition, Committees and Independence

Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s Board of Directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang are independent directors as defined in the listing standards of NASDAQ and SEC rules and regulations. A majority of our directors are independent, as required under applicable NASDAQ rules. As required under applicable NASDAQ rules, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Committees of the Board of Directors

We have established three committees under the board of directors: an audit committee, a compensation committee, and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Copies of the charters for each committee are available at http://ir.atifchina.com. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang. Mr. Kwong Sang Liu is the chairman of our audit committee. We have determined that Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang satisfy the “independence” requirements of Section 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Securities Exchange Act. Our board also has determined that Mr. Kwong Sang Liu qualifies as an audit committee financial expert within the meaning of the SEC rules or possesses financial sophistication within the meaning of the Nasdaq Listing Rules. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our compensation committee consists of Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang. Ms. Lei Yang is the chairman of our compensation committee. We have determined that Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang satisfy the “independence” requirements of Section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 under the Securities Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	reviewing and approving to the board with respect to the total compensation package for our most senior executive officers;

●	approving and overseeing the total compensation package for our executives other than the most senior executive officers;

●	reviewing and recommending to the board with respect to the compensation of our directors;

●	reviewing periodically and approving any long-term incentive compensation or equity plans;

●	selecting compensation consultants, legal counsel or other advisors after taking into consideration all factors relevant to that person’s independence from management; and

●	programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee currently consists of Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang. Mr. Yongyuan Chen is the chairman of our nominating and corporate governance committee. Messrs. Kwong Sang Liu and Yongyuan Chen, and Ms. Lei Yang satisfy the “independence” requirements of Section 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 under the Securities Exchange Act. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	identifying and recommending nominees for election or re-election to our board of directors or for appointment to fill any vacancy;

●	reviewing annually with our board of directors its current composition in light of the characteristics of independence, age, skills, experience and availability of service to us;

●	identifying and recommending to our board the directors to serve as members of committees;

●	advising the board periodically with respect to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to our board of directors on all matters of corporate governance and on any corrective action to be taken; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Director Qualifications

In accordance with its charter, our nominating and corporate governance committee develops and recommends to our board of directors appropriate criteria, including desired qualifications, expertise, skills and characteristics, for selection of new directors and periodically reviews the criteria adopted by our board of directors and, if appropriate, recommends changes to such criteria.

Board Diversity

Our board of directors desires to seek members from diverse professional backgrounds who combine a strong professional reputation and knowledge of our business and industry with a reputation for integrity. Our board of directors does not have a formal policy with respect to diversity and inclusion but is in process of establishing a policy on diversity. Diversity of experience, expertise and viewpoints is one of many factors the nominating and corporate governance committee considers when recommending director nominees to our board of directors. Further, our board of directors is committed to actively seeking highly qualified women and individuals from minority groups to include in the pool from which new candidates are selected. Our board of directors also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our company.

We believe that our current board composition reflects our commitment to diversity in the areas of gender and professional background.

Board Diversity Matrix (as of October 25, 2022)

Total Number of Directors	5
	Female	Male
Part I: Gender Identity
Directors	2	3
Part II: Demographic Background
Asian	2	3

Indemnification Agreements

We executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of our Board members and executive officers (each, an “Indemnitee”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with proceedings relating to the Indemnitee’s service as our officer and or director, or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Employees

As of July 31, 2022, we had approximately 11 full-time employees, including 1 in China and 10 in America. The table below sets forth the numbers of employees by functions as of July 31, 2022

Function	Number of Employees	% of Total
Executive Office	1	9%

Financial Department	2	18%
IPO Department	3	27%
Engineering Department	3	27%
Marketing Department	2	18%
Total	11	100%

There is no labor union. We believe our relations with our employees are good.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth certain information with respect to compensation for the fiscal years ended July 31, 2022 and July 31, 2021 earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jun Liu* President and Chairman of ATIF, CEO of ATIF	2022	240,000	-	-	-	-	-	4,789	244,789
	2021	240,000						5,969	245,969

Pishan Chi** Former CEO of ATIF	2022	26,132	-	-	-	-	-	5,533	31,665
	2021	36,400						4,337	40,737

Fang Cheng *** Former CFO of ATIF	2022	12,374	-	-	-	-	-	-	12,374
	2021	32,900							32,900

Yue Ming **** CFO of ATIF	2022	25,200	-	-	-	-	-	5,046	30,246
	2021	29,781						4,582	34,363

*	Jun Liu was appointed as our president and chairman of our Board on July 10, 2020, and appointed as our CEO on August 4, 2021.

**	Pishan Chi was appointed as our CEO on July 10, 2020 ceased to be our CEO on August 4, 2021.

***	Fang Cheng ceased to be our CFO on August 4, 2021.

****	Yue Ming was appointed as our CFO On August 4, 2021.

We are required by PRC laws and regulations to make contributions equal to certain percentages of each employee’s salary for his or her retirement benefit, medical insurance benefits, housing funds, unemployment, and other statutory benefits. We paid retirement and similar benefits for our executive officers for the fiscal years ended July 31, 2021 and 2022.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

We do not have any equity compensation plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Outstanding Equity Awards as of July 31, 2022

We had no outstanding equity awards as of July 31, 2022.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan during the fiscal year ended July 31, 2022.

Employment Agreements and Arrangements

Pursuant to employment agreements, the form of which is filed as Exhibit 10.3 to our F-1 registration statement filed with the SEC on December 11, 2018, we agree to employ each of our executive officers for a specified time period, which will be renewed upon both parties’ agreement thirty days before the end of the current employment term, and payment of cash compensation and benefits became payable when we became a public reporting company in the US. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, including but not limited to the commitments of any serious or persistent breach or non-observance of the terms and conditions of the employment, conviction of a criminal offense, willful disobedience of a lawful and reasonable order, fraud or dishonesty, receipt of bribery, or severe neglect of his or her duties. An executive officer may terminate his or her employment at any time with a one-month prior written notice. Each executive officer has agreed to hold, both during and after the employment agreement expires, in strict confidence and not to use or disclose to any person, corporation or other entity without written consent, any confidential information.

Our employment agreement with Fang Cheng, our former CFO, was for a term of three years beginning on October 1, 2018, and provided for an annual salary of $27,700, the payment of which commenced when we became a public reporting company in the US. For the year ended July 31, 2021, we paid salary and welfare expenses of $32,900 with Fang Cheng. On August 4, 2021, Fang Cheng resigned as our CFO, her employment agreement was terminated with immediate effect.

Our employment agreement with Jun Liu, our President and Former CEO, is for a term of three years beginning on June 6, 2019, and provides for an annual salary of $240,000. On July 10, 2020, we amended our employment agreement with Jun Liu to clarify that he had ceased to be employed as our CEO and had been appointed as our president. On August 4, 2021, we amended our employment agreement with Jun Liu to include his appointment as the chief executive officer.

Our employment agreement with Pishan Chi, our former CEO, was for a term of three years beginning on July 10, 2020, and provides for an annual salary of US$30,700. For the year ended July 31, 2021, we paid salary and welfare expenses of $36,400 with Pishan Chi. On August 4, 2021, Pishan Chi resigned as our CEO.

Our employment agreement with Yue Ming, our CFO, is for a term of three years beginning on August 9,2021, and provides for an annual salary of US$25,200.

Other Benefits

Our employees are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and paid time off.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors for services rendered for the year ended July 31, 2022. Jun Liu and Yue Ming are our executive officers and employees and are not included in the table. All compensation earned by Mr. Liu and Ms. Ming for services rendered in their capacity as our executive officers and employees, is included under the heading in this section titled “Compensation for our Named Executive Officers.” Mr. Liu and Ms. Ming received no compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Kwong Sang Liu	18,000	-	-	-	18,000
Yongyuan Chen	18,000	-	-	-	18,000
Lei Yang	14,400	-	-	-	14,400

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership, within the meaning of Rule 13d-3 under the Exchange Act, of our Ordinary Shares as of the date of this annual report.

●	each of our directors and executive officers who beneficially own our Ordinary Shares; and

●	each person known to us to own beneficially more than 5.0% of our Ordinary Shares.

Beneficial ownership includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. Percentage of beneficial ownership of each listed person is based on 9,627,452 Ordinary Shares outstanding as of October 25, 2022.

Information with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of 5% or more of our Ordinary Shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of Ordinary Shares beneficially owned by a person listed below and the percentage ownership of such person, Ordinary Shares underlying options, warrants, or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this annual report are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all Ordinary Shares shown as beneficially owned by them.

	Ordinary Shares Beneficially Owned
	Number	Percent
Directors and Executive Officers(1):

Jun Liu(2)	5,268,330	54.7%
Yue Ming	0	*	%
Kwong Sang Liu	0	*	%
Yongyuan Chen	0	*	%
Lei Yang	0	*	%
All directors and executive officers as a group (five persons):	5,268,330	54.7%

5% Shareholders:
Tianzhen Investments Limited	3,440,860	35.7%
Eno Group Limited	1,820,000	18.9%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 25391 Commercentre Dr., Ste 200, Lake Forest, CA.

(2)	Jun Liu, our President, Chief Executive Officer and Chairman, may be deemed to beneficially own 5,268,330 ordinary shares (as adjusted to reflect the Reverse Split), which consists of (i) 3,440,860 ordinary shares, or approximately 35.7%, through his 100% ownership of Tianzhen Investments Limited, (ii) 1,820,000 ordinary shares, or approximately 18.9%, which are held indirectly through a voting rights proxy agreement with Eno Group Limited, which was assigned to Tianzhen Investments Limited. And (iii) 7,470 ordinary shares directly held by Mr. Liu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transaction with related parties

The following includes a summary of certain relationships and transactions, including transactions since August 1, 2020 to July 31, 2022 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

In May 2022, we were engaged by Huaya, which is owned by Mr Pishan Chi, our employee and former CEO, to provide consulting services, which amounted to revenues of $762,000 from Huaya. During the year ended July 31, 2021, we had no transactions with related parties.

As of July 31, 2022 and 2021, we had account receivable of $762,000 and $nil due from related parties.

Related Person Transactions Policy

We plan to adopt a new written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount, as long as we are a SEC smaller reporting company, that exceeds the lesser of (a) $120,000 or (b) 1% of the average of our total assets for the last two completed fiscal years, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products;

●	the terms available to or from, as the case may be, unrelated third parties; and

●	our audit committee will approve only those transactions that it determines are fair and in our best interests.

Director Independence

A majority of our Board of Directors are independent directors, see the discussion above under the section “Item 10. Directors, Executive Officers and Corporate Governance–Board Composition, Committees and Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended July 31, 2022 and 2021, the Company’s independent public accounting firm was ZH CPA, LLC (“ZH CPA”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended July 31, 2022 and 2021 are as follows:

	For the Fiscal Years Ended July 31,
	2022	2021
Audit Fees(1)	$125,000	$165,000
Audit-Related Fees(2)	40,000	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$165,000	$165,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	ZH CPA did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended July 31, 2022 and 2021.

The aggregate fees billed by Friedman LLP (“Friedman”), our former Independent Registered Public Accounting Firm, for the years ended July 31, 2022 and 2021 are as follows:

	For the Fiscal Years Ended July 31,
	2022	2021
Audit Fees(1)	$-	$-
Audit-Related Fees(2)	35,000	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$35,000	$-

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Friedman did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended July 31, 2022 and 2021.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The policy of our audit committee is to pre-approve all audit and non-audit services provided by ZH CPA, LLC, our independent registered public accounting firm, including audit services, audit-related services, tax services and other services as described above.

Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this preapproval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements of the Company, and report of ZH CPA, LLC, independent registered public accounting firm, are included in this report:

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Form of Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
3.2	Amendment No. 1 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.2 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
3.3	Amendment No. 2 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.3 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
4(vi)*	Description of registrant’s securities
4.1	Registrant’s Specimen Certificate for Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.18 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.19 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.1	Agreement of Website (CNNM) Transfer dated September 20, 2018, between ATIF HK and Shenzhen Shangyuan Electronic Commerce Ltd. (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.2#	Form of Employment Agreement by and between executive officers and the Registrant (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.3#	Form of Indemnification Agreement between directors and the Registrant (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
10.5	Sale and Purchase Agreement regarding issued shares of Leaping Group Co., Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 6-K filed with the Securities and Exchange Commission on January 19, 2021)
10.6	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.17 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.7	Consulting Agreement entered into between ATIF Holdings Limited and Massimo Motor Sports, LLC dated August 10, 2022 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 18, 2022)
10.8*	Share Transfer Agreement dated May 20, 2022 between ATIF Holdings Inc. and Pishan Chi
10.9*	Sale and Purchase Agreement dated August 1, 2022 between ATIF Inc. and Asia Time (HK) International Finance Service Limited
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of Dentons (Guangzhou) LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2022	ATIF Holdings Limited

	By:	/s/ Jun Liu
	Name:	Jun Liu
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yue Ming
	Name:	Yue Ming
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Liu	Chief Executive Officer and Chairman of the Board	November 2, 2022
Jun Liu	(Principal Executive Officer)

/s/ Yue Ming	Chief Financial Officer and Director	November 2, 2022
Yue Ming	(Principal Financial and Accounting Officer)

/s/ Kwong Sang Liu	Director	November 2, 2022
Kwong Sang Liu

/s/ Yongyuan Chen	Director	November 2, 2022
Yongyuan Chen

/s/ Lei Yang	Director	November 2, 2022
Lei Yang

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ATIF Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATIF Holdings Limited and its subsidiaries (“the Company”) as of July 31, 2022 and 2021, and the related statements of income(loss), comprehensive income(loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two- year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company’s ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

November 2, 2022

1600 Broadway, Suite 1600, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

ATIF HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,750,137	$5,596,740
Accounts receivable – a related party	762,000	-
Deposits	141,000	234,580
Investment in trading securities	33,346	1,027,509
Due from buyers of Leaping Group Corporation (“LGC”) (Note 4)	2,654,767	2,300,000
Prepaid expenses and other current assets	651,210	688,451
Total current assets	5,992,460	9,847,280

Long-term investment	335,000	-
Property and equipment, net	272,700	572,027
Intangible assets, net	153,331	233,331
Right-of- use assets, net	1,383,464	745,125
TOTAL ASSETS	$8,136,955	$11,397,763

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$482	$482
Deferred revenue	90,785	370,948
Taxes payable	-	58,017
Accrued expenses and other current liabilities	2,274,771	514,863
Operating lease liabilities, current	433,061	382,298
Total current liabilities	2,799,099	1,326,608

Operating lease liabilities, noncurrent	985,249	387,307

TOTAL LIABILITIES	3,784,348	1,713,915

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,161,390 shares issued and outstanding as of July 31, 2022 and 2021, respectively *	9,627	9,161
Additional paid-in capital	29,496,350	31,428,619
Statutory reserve	355,912	355,912
Accumulated deficit	(24,965,827)	(22,055,433)
Accumulated other comprehensive loss	(174,410)	(175,220)
Total ATIF Holdings Limited Stockholders’ equity	4,721,652	9,563,039

Noncontrolling interest	(369,045)	120,809

TOTAL LIABILITIES AND EQUITY	$8,136,955	$11,397,763

*	Retrospectively restated due to five for one reverse stock split, see Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2022	2021

Revenues – third parties	$905,310	$936,935
Revenues – a related party	762,000	-
Revenues	1,667,310	936,935
Cost of revenues	(660,000)	-
Gross profit	1,007,310	936,935

Operating expenses:
Selling expenses	569,529	439,174
General and administrative expenses	2,651,361	2,919,675
Provision for doubtful accounts	-	-
Impairment of long-lived assets	-	-
Total operating expenses	3,220,890	3,358,849

Loss from operations	(2,213,580)	(2,421,914)

Other income (expenses):
Interest income, net	354,832	313
Other (expenses) income, net	(123,296)	(84,194)
(Loss) gain from investment in trading securities	(2,432,107)	(258,738)
Gain from disposal of subsidiaries and VIE	1,043,052	390,183
Total other (expense) income, net	(1,157,519)	47,564

Loss before income taxes	(3,371,099)	(2,374,350)

Income tax provision	-	-
Net loss from continuing operations	(3,371,099)	(2,374,350)

Net loss from discontinued operations	-	(6,625,898)

Net loss	(3,371,099)	(9,000,248)

Less: Net loss attributable to non-controlling interests	460,705	436,474

Net loss attributable to ATIF Holdings Limited	(2,910,394)	(8,563,774)

Other comprehensive income (loss):
Total foreign currency translation adjustment	810	(283,677)
Comprehensive loss	(3,370,289)	(9,283,925)
Less: comprehensive loss attributable to non-controlling interests	460,705	295,985
Comprehensive loss attributable to ATIF Holdings Limited	$(2,909,584)	$(8,987,940)

Loss Per share – basic and diluted	$(0.31)	$(0.90)
Loss Per share from continuing operations – basic and diluted	$(0.31)	$(0.26)
Loss Per share from discontinued operations – basic and diluted	$-	$(0.64)
Weighted Average Shares Outstanding*
Basic and diluted	9,511,045	9,483,010

*	Retrospectively restated due to five for one reverse stock split, see Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares*	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at July 31, 2020	9,402,935	$9,402	$30,593,370	$355,912	$(13,491,659)	$(63,766)	$17,214,483	$34,617,742
Cancellation of ordinary shares in connection with disposal of LGC	(1,111,110)	(1,111)	(5,998,881)	-	-	-	-	(5,999,992)
Issuance of ordinary shares pursuant to registered direct offering	869,565	870	2,790,087	-	-	-	-	2,790,957
Issuance of warrants pursuant to registered direct offering	-	-	744,043	-	-	-	-	744,043
Injection from shareholders	-	-	3,300,000	-	-	-	-	3,300,000
Disposal of LGC	-	-	-	-	-	(105,257)	(16,516,711)	(16,621,968)
Disposal of Qianhai	-	-	-	-	-	136,991	-	136,991
Net loss for the year	-	-	-	-	(8,563,774)	-	(436,474)	(9,000,248)
Foreign currency translation adjustment	-	-	-	-	-	(143,188)	(140,489)	(283,677)
Balance at July 31, 2021	9,161,390	$9,161	$31,428,619	$355,912	$(22,055,433)	$(175,220)	$120,809	$9,683,848
Issuance of ordinary shares pursuant to exercise of warrants	459,986	460	1,067,737	-	-	-	-	1,068,197
Issuance of ordinary shares as fractional shares of reverse stock split*	6,076	6	(6)	-	-	-	-	-
Withdrawal of investment by a limited partner of ATIF LP (Note 1)	-	-	(3,000,000)	-	-	-	-	(3,000,000)
Appropriation of investment gain to the limited partner of ATIF LP (Note 1)	-	-	-	-	-	-	(29,149)	(29,149)
Net loss for the year	-	-	-	-	(2,910,394)	-	(460,705)	(3,371,099)
Foreign currency translation adjustment	-	-	-	-	-	810	-	810
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$355,912	$(24,965,827)	$(174,410)	$(369,045)	$4,352,607

*	Retrospectively restated due to five for one reverse stock split, see Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,371,099)	(9,000,248)
Less: net loss from discontinued operations	-	6,625,898
Net loss from continuing operations	(3,371,099)	(2,374,350)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	158,605	208,956
Amortization of right-of-use assets	424,400	513,082
Loss from disposal of property and equipment	39,313	-
Loss (Gain) from investment in trading securities	2,432,107	258,738
Changes in operating assets and liabilities:
Accounts receivable – a related party	(762,000)	-
Due from buyers of Leaping Group Corporation	(354,767)	-
Deposits	93,668	133,848
Prepaid expenses and other current assets	37,241	11,922
Deferred revenue	(244,675)	(178,885)
Taxes payable	(55,809)	(643,789)
Accrued expenses and other liabilities	1,870,108	28,412
Lease liabilities	(414,036)	(505,372)
Net cash used in operating activities from continuing operations	(146,944)	(2,547,438)
Net cash used in operating activities from discontinued operations	-	(119,612)
Net cash used in operating activities	(146,944)	(2,667,050)

Cash flows from investing activities:
Purchase of property and equipment	(101,950)	(106,505)
Proceeds from disposal of property and equipment	283,359	-
Payment for investment in trading securities	(1,437,944)	(367,571)
Investment in an equity investee	(335,000)	-
Collection of investment deposit for life insurance contract	-	1,217,456
Net cash (used in) provided by investing activities from continuing operations	(1,591,535)	743,380
Net cash provided by investing activities from discontinued operations	-	118,541
Net cash (used in) provided by investing activities	(1,591,535)	861,921

Cash flows from financing activities:
Capital contribution	-	3,300,000
Withdrawal of capital contribution limited partners of ATIF LP	(3,000,000)	-
Payment of investment gains to the limited partner of ATIF LP	(29,149)	-
Proceeds from issuance of ordinary shares pursuant to a registered direct offering, net of issuance cost	-	3,535,000
Proceeds from exercise of warrants	1,068,203	-
Proceeds from related party borrowings	-	-
Repayment of related party borrowings	-	-
Net cash (used in) provided by financing activities from continuing operations	(1,960,946)	6,835,000
Net cash used in financing activities from discontinued operations	-	-
Net cash (used in) provided by financing activities	(1,960,946)	6,835,000

Effect of exchange rate changes on cash	(147,178)	138,611
Net (decrease) increase in cash from continuing operations	(3,846,603)	5,187,083
Net increase (decrease) in cash from discontinued operations	-	(18,601)
Cash from continuing operations, beginning of year	5,596,740	409,657
Cash from discontinued operations, beginning of year	-	18,601
Cash, end of year	$1,750,137	$5,596,740
Less: Cash from discontinued operations, end of year	-	-
Cash from continuing operations, end of year	$1,750,137	$5,596,740

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities of continuing operations
Collection of ordinary shares in connection with disposal of LGC	$-	$5,999,992
Receivable in connection with disposal of LGC	$-	$2,300,000
Right-of-use assets obtained in exchange for operating lease obligations	$-	$807,531
Supplemental disclosure of Non-cash investing and financing activities of discontinued operations
Common shares issued for acquisition of LGC	$-	$-
Debt conversion for acquisition of LGC	$-	$-
Net assets acquired from LGC	$-	$-
Net liabilities derecognized for termination of VIE	$-	$(405,823)
Right-of-use assets obtained in exchange for operating lease obligations	$1,062,391	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ATIF Holdings Limited (“ATIF” or the “Company”), formerly known as Eternal Fairy International Limited and Asia Times Holdings Limited, was incorporated under the laws of the British Virgin Islands (“BVI”) on January 5, 2015, as a holding company to develop business opportunities in the People’s Republic of China (the “PRC” or “China”). The Company adopted its current name on March 7, 2019.

ATIF owns 100% equity interest of ATIF Limited (“ATIF HK”), formerly known as China Elite International Holdings Limited and Asia Times International Finance Limited, a limited liability company established in Hong Kong on January 6, 2015, and adopted its current name on March 7, 2019. ATIF HK acquired a financial and news media platform www.chinacnnm.com in September 2018.

On May 20, 2015, ATIF HK incorporated Huaya Consultant (Shenzhen) Co., Ltd. (“Huaya”) as a Wholly Foreign Owned Enterprise (“WFOE”) in China. On September 5, 2018, Huaya entered into a series of contractual arrangements with the owners of Qianhai Asia Era (Shenzhen) International Financial Service Co., Ltd. (“Qianhai”), a company incorporated on November 3, 2015, under the laws of China with a registered capital of RMB5 million (approximately $0.75 million), which had been fully funded in December 2017. Qianhai is primarily engaged in providing business advisory and financial consulting services to small and medium-sized enterprise customers in the PRC.

Qianhai originally owned a 100% controlled subsidiary Qianhai Asia Era (Shenzhen) International Fund Management Co., Ltd. (“Asia Era Fund”), which had limited operation since its inception on December 11, 2015. In connection with the reorganization of the legal structure for the initial public offering (“IPO”) of the Company, Asia Era Fund was spun off in two steps in August 2018 through September 2018.

On January 21, 2021, the Company incorporated ATIF-1 GP, LLC (“ATIF GP”) under the laws of Delaware of the United States. ATIF GP is a wholly owned subsidiary of the Company, and focuses on fund management business.

On February 16, 2021, ATIF-1, LP (“ATIF LP”) was established as a private equity fund through our indirectly-wholly owned subsidiary, ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner. As of July 31, 2022, the Company owns 76.6% limited partner interest in ATIF, LP.  The investment manager for the fund is ATIF Inc. ATIF LP manages approximately $1.3 million and $4.8 million assets under management (“AUM”) as of July 31, 2022 and 2021, respectively. For the year ended July 31, 2022, three limited partners of ATIF LP withdrew the investment of $3.0 million. In addition, the Company also paid investment gain of $29,149 to the limited partner, which was recorded as a reduction of non-controlling interest.

On December 22, 2021, ATIF Inc. incorporated ATIF BD LLC (“ATIF BD”) under the laws of California of the United States. On April 25, 2022, the Company incorporated ATIF Investment Limited (“ATIF Investment”) under the laws of BVI.

Disposal of ATIF HK and Huaya

On May 20, 2022, the Company entered into a share transfer agreement with Mr. Pishan Chi, pursuant to which the Company transferred all of its equity interest in ATIF HK and its wholly owned subsidiary, Huaya to Mr. Chi at $nil consideration. Mr. Chi was the Company’s former Chief Executive Officer for the period from July 10, 2020 through August 4, 2021. The transfer of equity interest was closed on May 31, 2022.

The transfer of equity interest in ATIF HK and Huaya was for the purpose of mitigation of restrictions on China-based companies raising capital offshore by the PRC government. Upon the transfer of ATIF HK and Huaya, the Company would continue its effort to provide financial consulting services to clients from North America and other areas. The management believed the disposition does not represent a strategic shift because it is not changing the way it is running its business. The Company has not shifted the nature of its operations, not is it exiting the North America market, which is the Company’s major geographic market area. The termination is not accounted as discontinued operations in accordance with ASC 205-20 (see Note 6).

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Termination of VIE agreements with Qianai

On February 3, 2021, the Company closed termination of its variable interest entity (“VIE”) agreements with Qianhai Asia Times (Shenzhen) International Financial Services Co., Ltd. (“Qianhai”). Upon the termination, Qianhai transferred all of its business and employees to Huaya, a wholly owned subsidiary of the Company. The termination of the Qianhai VIE agreements did not contain any penalties or non-compete agreements.

Qianhai transferred all of its China-based business and employees to Huaya before termination of the VIE agreements. The termination of the VIE agreements did not discontinue our consulting service business because such services has been transferred to Huaya and ATIF Inc. to serve the clients located in China and the United States, respectively. The termination also did not cause material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because all of the fixed assets have been transferred to our PRC subsidiary Huaya upon termination of the VIE agreements. The management believed the termination of Qianhai VIE agreements does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The termination is not accounted as discontinued operations in accordance with ASC 205-20 (see Note 5).

Acquisition of Leaping Group Co., Ltd. (“LGC”)

On April 22, 2020, the Company completed an acquisition of 51.2% of the equity interest of Leaping Group Co., Ltd. (“LGC”) from its original shareholders for a total consideration of approximately $22.92 million, including cash consideration of $1.85 million and issuance of 9,940,002 shares (1,988,000 ordinary shares retrospectively restated for accounting purposes for effect of reverse stock split on August 30, 2021) of ATIF’s common stock with fair value of approximately $21.07 million (see Note 4). LGC, through its subsidiaries and similar VIE contractual agreements, controls Leaping Media Group Co., Ltd. (“LMG”), an operating entity located in Shenyang, China. LMG, along with its operating subsidiaries, is engaged in the multi-channel advertising business, event planning and execution business, film production business and movie theater operating business (collectively “media business”) in China. LMG used to be one of the Company’s clients that sought business advisory services. Upon closing of the acquisition, ATIF owns 51.2% equity interest of LGC and hereby consolidates operations of LGC.

Disposition of LGC

On January 29, 2021, the Company completed a disposition of 51.2% of the equity interest of LGC. The Company sold all of its shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 5,555,548 ordinary shares (1,111,110 ordinary shares retrospectively restated for accounting purposes for effect of reverse stock split on August 30, 2021) of the Company owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of US$2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest shall be due on January 14, 2023. As of July 31, 2022, the principal and accrued and unpaid interest amounted to $2,654,767.

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. The disposition of LGC met the criteria in paragraph 205-20-45-1E and was reported as a discontinued operation (Note 4).

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the years ended July 31, 2022 and 2021, the Company reported a net loss from continuing operations of approximately $3.4 million and $2.4 million, respectively, and operating cash outflows from continuing operations of approximately $0.1 million and $2.5 million.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of July 31, 2022, the Company had cash of $1.8 million. On the other hand, the Company had current liabilities of $2.8 million. Currently the Company had three service-in-progress agreements, and expected to collect consulting service fees of $2.5 million for the next 12 months. The Company also had $2.7 million receivable from buyers of LGC in connection with the disposal of LGC which will be due in early 2023. In addition, due to the recent intense relationship between the U.S. and China, which has become more fragile as a result of the outbreak and spread of COVID-19, plus the tightening of U.S. legislation and public listing rules to curb some small Chinese companies to access the U.S. capital markets, an increasing number of Chinese companies are putting off or slowing down their plans for U.S. listings due to these uncertainties. Furthermore, due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $1.8 million as of July 31, 2022, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s 2022 consolidated financial statements are issued.

We believe that our existing cash, together with $3.2 million that currently remains available under our $8.0 million revolving line of credit with Silicon Valley Bank (“SVB Credit Facility”), and $4.0 million available under the subordinated line of credit (“Subordinated LOC”) as of September 12, 2022, will be sufficient to meet our anticipated capital resources to fund planned operations for the next twelve (12) months.

Currently, the Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and funds raised from equity financings. In October 2021, the Company raised proceeds of $1.1 million from exercise of warrants to purchase 389,855 of its ordinary shares by warrant holders who subscribed for ordinary shares in the registered direct offering closed in November 2020.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The consolidated financial statements of the Company also include the accounts of ATIF LP, for which the Company is an investment manager and has primary beneficiary over the ATIF LP. All intercompany balances and transactions have been eliminated upon consolidation.

As of July 31, 2022, the Company’s consolidated financial statements reflect the operating results of the following entities:

Name of Entity	Date of Incorporation	Place of Incorporation	% of Ownership	Principal Activities
Parent company:
ATIF Holdings Limited (“ATIF”)	January 5, 2015	British Virgin Islands	Parent	Investment holding
Wholly owned subsidiaries of ATIF
ATIF Inc. (“ATIF USA”)	October 26, 2020	USA	100%	Consultancy and information technology support
ATIF Investment LLC (“ATIF Investment”)	April 25, 2022	BVI	100%	Consultancy and information technology support
ATIF BD LLC (“ATIF BD”)	December 22, 2021	USA	100%	Consultancy and information technology support
ATIF-1 GP, LLC (“ATIF GP”)	January 21, 2021	USA	100%	Fund management
ATIF-1 LP, LLC (“ATIF LP”)	February 16, 2021	USA	76.6%	Investment

The VIE contractual arrangements

Foreign investments in domestic Chinese companies that engage in private equity investment business and media business are both restricted in China under current PRC laws and regulations. Before the termination of the Qianhai VIE agreements on February 3, 2021 (see Note 5) and disposition of LGC on January 31, 2021 (see Note 4), the Company was still operating under the VIE structure and the Company’s main operating entities Qianhai and LMG are controlled through contractual arrangements in lieu of direct equity ownership by the Company or any of its subsidiaries.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation and Principles of Consolidation (continued)

Risks associated with the VIE structure

The Company believes that the contractual arrangements with its VIEs and respective shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

●	revoke the business and operating licenses of the Company’s PRC subsidiary and VIEs;

●	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and VIEs;

●	limit the Company’s business expansion in China by way of entering into contractual arrangements;

●	impose fines or other requirements with which the Company’s PRC subsidiary and VIEs may not be able to comply;

●	require the Company or the Company’s PRC subsidiary and VIEs to restructure the relevant ownership structure or operations; or

●	restrict or prohibit the Company’s use of the proceeds from the IPO to finance the Company’s business and operations in China.

The Company’s ability to conduct its consulting services business may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIEs in its consolidated financial statements as it may lose the ability to exert effective control over the VIEs and its respective shareholders and it may lose the ability to receive economic benefits from its VIEs. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary, or its VIEs.

The Company has not provided any financial support to the VIEs for the years ended July 31, 2021.

Because the Company terminated Qianhai VIE agreements on February 3, 2021 (see Note 5) and disposed of LGC   on January 31, 2021 (Note 4), the Company had no balances of VIEs included in the accompanying consolidated financial statements as of July 31, 2022 and 2021.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation and Principles of Consolidation (continued)

The follow table summarized operating results of the VIEs for the period from August 1, 2021 through VIE termination date.

	For the period from August 1, 2020 through February 3, 2021	For the period from August 1, 2020 through January 31, 2021
	Qianhai VIE	LMG VIE	Total
Operating revenue	$380,954	$2,117,551	$2,498,505
Income (loss) from operations	$(60,242)	$(1,154,067)	$(1,214,309)
Income (loss) before income taxes	$(63,765)	$(1,166,287)	$(1,230,052)
Net income (loss)	$(63,765)	$(1,142,160)	$(1,205,925)

The follow table summarized cash flow information of the VIEs for the period from August 1, 2021 through VIE termination date.

	For the period from August 1, 2020 through February 3, 2021	For the period from August 1, 2020 through January 31, 2021
	Qianhai VIE	LMG VIE	Total
Net cash provided by (used in) operating activities	$(286,657)	$(119,612)	$(406,269)
Net cash provided by (used in) investing activities	$-	$118,541	$118,541
Net cash provided by (used in) financing activities	$-	$-	$-

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interests

As of July 31, 2022 and 2021, the non-controlling interest represent minority shareholders’ 76.6% and 68.8% ownership interest in ATIF LP, over which the Company had 23.4% and 31.2% ownership interest and acted as an investment manager through ATIF GP, its wholly owned subsidiary. The Company had non-controlling interest of $(369,045) and $120,809 as of July 31, 2022 and 2021.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivable, useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, revenue recognition, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains most of its bank accounts in the PRC.

Accounts Receivable, net

Accounts receivable are presented net of allowance for doubtful accounts. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2022 and 2021, the Company had no allowance against doubtful accounts receivable.

Investment in Trading Securities

Equity securities not accounted for using the equity method are carried at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, according to ASC 321 “Investments — Equity Securities”. During the years ended July 31, 2022 and 2021, the Company purchased certain publicly-listed equity securities through various open market transactions and accounted for such investments as “investment in trading securities” and subsequently measure the investments at fair value. The Company made a loss of $2,432,107 and $258,738 from investment in trading securities for the years ended July 31, 2022 and 2021.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment, net

Property and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Useful life
Furniture, fixtures and equipment	3-5 years
Transportation vehicles	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss as other income or expenses.

Long-term investments

In accordance with ASC 321-10 “Investments – Equity Securities”, the Company elects to record equity investments in a privately held company, over which the Company did not have control or exercise significant influence, using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investment in a privately held company accounted for using the measurement alternative is subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities, including consideration of the impact of the COVID-19 pandemic.

As of July 31, 2022 and 2021, the Company did not record impairment loss against the long-term investments.

Impairment of Long-lived Assets

Long-lived assets, including plant and equipment and intangible with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

For the years ended July 31, 2022 and 2021, the Company did not record impairment against long-lived assets from its continuing operations, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.

●	Level 3 – inputs to the valuation methodology are unobservable.

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, deposits, due from buyers of LGC and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”).

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

The Company currently generates its revenue from the following main sources:

(1)	Revenue from customer’s initial registration fee

In order to engage with the Company for various consulting services, a new customer is required to pay an initial non-refundable registration fee to the Company and the Company will then post the customer’s information and profiles on its website, at which point, the Company’s performance obligations are satisfied and such registration fee is recognized as revenue. The Company does not charge additional customer profile maintenance fee after the initial posting is completed as limited effort is required for the Company to maintain such information on an on-going basis. No revenues were generated from customer’s initial registration for the years ended July 31, 2022 and 2021.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(2)	Revenue from consulting services

The Company provides various consulting services to its members, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. The Company categorizes its consulting services into three Phases:

Phase I consulting services primarily include due diligence review, market research and feasibility study, business plan drafting, accounting record review, and business analysis and recommendations. Management estimates that Phase I normally takes about three months to complete based on its past experience.

Phase II consulting services primarily include reorganization, pre-listing education and tutoring, talent search, legal and audit firm recommendation and coordination, VIE contracts and other public-listing related documents review, merger and acquisition planning, investor referral and pre-listing equity financing source identification and recommendations, and independent directors and audit committee candidate’s recommendation. Management estimates that Phase II normally takes about eight months to complete based on its past experience.

Phase III consulting services primarily include shell company identification and recommendation for customers expecting to become publicly listed through reverse merger transaction; assistance in preparation of customers’ public filings for IPO or reverse merger transactions; and assistance in answering comments and questions received from regulatory agencies. Management believes it is very difficult to estimate the timing of this phase of service as the completion of Phase III services is not within the Company’s control.

Each phase of consulting services is stand-alone and fees associated with each phase are clearly identified in service agreements. Revenue from providing Phase I and Phase II consulting services to customers is recognized ratably over the estimated completion period of each phase as the Company’s performance obligations related to these services are carried out over the whole duration of each Phase. Revenue from providing Phase III consulting services to customers is recognized upon completion of the reverse merger transaction or IPO transaction when the Company’s promised services are rendered and the Company’s performance obligations are satisfied. Revenue that has been billed and not yet recognized is reflected as deferred revenue on the balance sheet.

Depending on the complexity of the underlying service arrangement and related terms and conditions, significant judgments, assumptions, and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, adjustment may be made to the judgments, assumptions, and estimates regarding contracts executed in any specific period.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue from LGC

Before the disposal of 51.2% equity interest in LGC, the Company generated revenue from Multi-Channel advertising, Event planning and execution, Movie Theater Operating and others. The revenues from these revenue streams were classified as a component of “net loss from discontinued operations” upon the close of the disposition. See Note 4.

(1)	Multi-Channel advertising

The Company’s multi-channel advertising services include pre-movie advertisements display, elevator and supermarket advertising, and brand promotion. Most of the Company’s client contracts are individually negotiated and, accordingly, the service period and prices vary significantly. Service periods typically range from one day to one year.

The Company provides advertising services over the contract period. Revenues from advertising services are recognized on straight-line basis over the contract period, which approximates the pattern of when the underlying services are performed. Prepayments for advertising services are deferred and recognized as revenue when the advertising services are rendered and the Company’s performance obligations are satisfied.

The Company also provides advertising services through its regional distributors. Pursuant to advertising services distribution agreements, the Company grants the regional distributors the exclusive rights to provide local pre-movie advertising. The advertising services distribution agreements with these regional distributors typically have terms ranging from 11 to 24 months without automatic renewal provisions. Under the advertising services distribution agreements, the Company has the right to set the minimum local pre-movie advertisement prices in the movie theaters, regulate the content and quality of local pre-movie advertisements according to related laws and movie theater rules, and examine the source of local pre-movie advertisements and refuse to display advertisements from any competitors. The receipt of distribution fee is initially recorded as deferred revenue and is recognized as revenue ratably as services are rendered and the Company’s performance obligations are satisfied.

(2)	Event planning and execution

The Company’s event planning and execution business includes planning and arrangement of events, and production of related advertising materials. From the preparation of the events to executing it typically takes no more than one week. Revenue is realized when the service is performed in accordance with the client arrangement and upon the completion of the earnings process.

(3)	Movie Theater Operating

The Company’s movie theater operating revenues are generated primarily from box office admissions and theater food and beverage sales. Revenues of this business line are recognized when admissions and food and beverage sales are rendered at the theaters and are reported net of sales tax. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

For the years ended July 31, 2022 and 2021, the disaggregation of revenues from continuing operations and discontinued operations was as below:

	For the Years Ended July 31,
	2022	2021

Consulting service revenue from continuing operations*	$1,626,102	$936,935
Other service revenues	41,208	-
Revenues from continuing operations	$1,667,310	$936,935
Revenue from discontinued operations (multi-channel advertising, event planning and execution and movie theater operation business under LGC)	$-	$2,117,551

*	The revenues generated by Qianhai, ATIF HK and Huaya were included in consulting service revenue from continuing operations, because the termination of Qianhai VIE agreement and share transfer of ATIF HK and Huaya were not accounted as discontinued operations in accordance with ASC 205-20 (see Note 5 and Note 6).

Income Taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of July 31, 2022. As of July 31, 2022, all of the Company’s income tax returns for the tax years ended December 31, 2017 through December 31, 2021 remain open for statutory examination by relevant tax authorities.

Value Added Tax (“VAT”)

Sales revenue derived from advertising service revenues is subject to VAT. The applicable VAT rate for the Company is 3% for Huaya. All of the VAT returns of the Company have been and remain subject to examination by the tax authorities for five years from the date of filing.

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended July 31, 2022 and 2021, there were no dilutive shares.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency for ATIF is the U.S Dollar (“US$"). ATIF HK uses Hong Kong dollar as its functional currency, and Huaya uses RMB as its functional currency. For the year ended July 31, 2022, the Company primarily operates its business through ATIF Inc, ATIF HK and Huaya, and the latter two entities were disposed of on May 31, 2022. For the year ended July 31, 2021, the Company operates its business through ATIF HK and Huaya.

The Company’s consolidated financial statements have been translated into US$.

Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	May 31, 2022		July 31, 2021
Foreign currency	Period-end spot rate	Average rate	Period-end spot rate	Average rate
RMB: 1USD	0.1499	0.1555	0.1547	0.1521
HKD: 1USD	0.1282	0.1282	0.1282	0.1282

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss).

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

The Company adopted ASU No. 2016-02—Leases (Topic 842) since August 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The standard did not materially impact the consolidated net earnings and cash flows.

Upon adoption of ASC 842, the lease liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. The right-of-use assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. As the rates implicit in the lease cannot be readily determined, the incremental borrowing rates at the lease commencement date are used in determining the imputed interest and present value of lease payments. The incremental borrowing rates were determined using a portfolio approach based on the rates of interest that the Company would have to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company recognizes the single lease cost on a straight-line basis over the remaining lease term for operating leases.

The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial term of 12 months or less; expenses for these leases are recognized on a straight-line basis over the lease term.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are formulated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements   of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Discontinued operation

In accordance with ASC 205-20, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

The Company had four operating business lines, including Business Advisory and Consulting Services, Multi-channel Advertising Services, Event Planning and Execution Services and Movie Theater Operation Services. However, due to changes in our organizational structure associated with the LGC, which engaged in Multi-channel Advertising Services, Event Planning and Execution Services and Movie Theater Operation Services, as a discontinued operation (Note 4 – Discontinued operation), management has determined that the Company now operates in one operating segment with one reporting segment as of July 31, 2022 and 2021, which is the consulting service business.

Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period, primarily for the effects of discontinued operations of LGC (see Note 4 for detail) and reverse split of the Company’s ordinary shares (see Note 16 for detail).

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Risks and Uncertainty

(a)	Credit risk

Substantially all of the Company’s operating activities are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

As of July 31, 2022, the Company held cash and cash equivalents of $203,403 deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $1,546,734 deposited in the investment bank accounts located in the U.S. which are not insured by FDIC.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the year ended July 31, 2022, three customers accounted for 46%, 30% and 22% of the Company’s consolidated revenue, respectively. For the year ended July 31, 2021, three customers accounted for 41%, 41% and 11% of the Company’s consolidated revenue, respectively.

For the years ended July 31, 2022 and 2021, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

(c)	Other risks and uncertainties

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

The Company’s operations have been affected by the outbreak and spread of the coronavirus disease 2019 (COVID-19), which in March 2020, was declared a pandemic by the World Health Organization. The COVID-19 outbreak is causing lockdowns, travel restrictions, and closures of businesses. The Company’s businesses have been negatively impacted by the COVID-19 coronavirus outbreak to a certain extent.

Due to the outbreak of COVID-19, in early February 2020, the Chinese government required the nationwide closure of many business activities in the PRC to prevent the spread of COVID-19 and protect public health. While the outbreak of COVID-19 has come under control in the PRC since the second quarter of 2020, there was a significant rise in COVID-19 cases, including the COVID-19 Delta and Omicron variant cases, in various cities in China in early 2022. The local governments of the affected cities, including certain first-tier cities in China, have reinstated certain COVID-related measures, including travel restrictions and stay-at-home orders.

Some of the Company’s existing customers have experienced financial distress and disruption of business, which resulted in delay or default on their payments.

Nevertheless, the continued uncertainties associated with COVID 19 may cause the Company’s revenue and cash flows to underperform in the next 12 months. A resurgence could negatively affect the execution of the going public consulting service agreements and the collection of the payments from customers. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the financial statement reporting date.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As an emerging growth company, the Company plans to adopt this guidance effective August 1, 2023. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) – now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) – now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the cumulative effect resulting from the adoption of this guidance will have a material impact on its consolidated financial statements.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATION OF LGC

On January 29, 2021, the Company completed a disposition of 51.2% of the equity interest of LGC. The Company sold all of its shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 5,555,548 ordinary shares (1,111,110 ordinary shares retrospectively restated for accounting purposes for effect of reverse stock split on August 30, 2021) of the Company owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of $2,300,000 is not paid by January 14, 2022. As of July 31, 2022, the principal and accrued and unpaid interest amounted to $2,654,767. All principal and accrued and unpaid interest shall be due on January 14, 2023.

Upon completion of the Disposition, the Company does not bear any contractual commitment or obligation to the media business or the employees of LGC, nor to the Buyers.

On January 29, 2021, management was authorized to approve and commit to a plan to sell LGC, therefore the major assets and liabilities relevant to the disposal are reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, are reported as components of net loss separate from the net loss of continuing operations in accordance with ASC 205-20-45. The following is a reconciliation of net loss of $5.5 million from disposition in the consolidated statements of operations and comprehensive loss:

As of January 29, 2021
Share consideration of 5,555,548 ordinary shares (1,111,110 ordinary shares retrospectively restated for accounting purposes for effect of reverse stock split on August 30, 2021), at $1.08 per share ($5.40 per share retrospectively restated for accounting purposes for effect of reverse stock split on August 30, 2021) on January 29, 2021	$5,999,992
Cash consideration	2,300,000
Consideration in exchange for the disposal	8,299,992
Noncontrolling interest of LGC	16,516,711
Less: Net liabilities (comprised of assets of $7,804,412 and liabilities of $11,001,011)	3,196,599
28,013,302
Impairment of goodwill relating to discontinued operations	(25,902,394)
Impairment of intangible assets relating to discontinue operations	(6,986,615)
Amortization of intangible assets arising from acquisition of LGC	(608,031)
Net loss from disposal of discontinued operations	$(5,483,738)

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATION OF LGC (continued)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities held for sale in the consolidated balance sheet as of January 29, 2021.

January 29, 2021

Carrying amounts of major classes of assets held for sale:
Cash	$6,297
Accounts receivable	1,241,178
Other current assets	992,333
Property and equipment, net	2,125,388
Right of use assets	3,422,985
Other noncurrent assets	16,231
Total assets of disposal group	$7,804,412
Carrying amounts of major classes of liabilities held for sale:
Short-term borrowings	$154,842
Taxes payable	3,618,661
Other current liabilities	3,502,209
Lease liabilities	3,725,299
Total liabilities of disposal group	$11,001,011

The following is a reconciliation of the amounts of major classes of operations classified as discontinued operations in the consolidated statements of operations and other comprehensive loss for the years ended July 31, 2022 and 2021.

	For the Years Ended July 31,
	2022	2021
Discontinued Operations
Revenues	$-	$2,117,551
Cost of revenues	-	(1,557,277)
Total operating expenses	-	(1,714,341)
Loss from operations	-	(1,154,067)
Impairment of goodwill and property and equipment	-	-
Total other income (expense), net	-	12,220
Income tax expenses	-	(313)
Net loss from discontinued operations, net of tax	-	(1,142,160)
Net loss from disposal of discontinued operations	-	(5,483,738)
Net Loss from Discontinued Operations	$-	$(6,625,898)

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – TERMINATION OF VIE AGREEMENTS WITH QIANHAI

On January 4, 2021, the Company established an office in California, USA, through its wholly owned subsidiary ATIF Inc., a California corporation, and launched, in addition to the business consulting services, additional service models consisting of asset management, investment holding and media services to expand the Company’s business with a flexible business concept to achieve a goal of high growth revenue and strong profit growth. Clients located within United States will be serviced by ATIF Inc., while clients outside United States will be supported by ATIF Inc.’s business center abroad. Huaya Consultant (Shenzhen) Co., Ltd. (“Huaya”), a wholly owned subsidiary of ATIF, will serve as ATIF Inc.’s business center in PRC for clients located in the PRC. Huaya ceased to be the wholly owned subsidiary since May 31, 2022. As part of streamlining the management chain and to improve management control with a goal of lower costs, the Company transitioned the services from Qianhai to ATIF Inc. and Huaya and closed termination of the VIE agreements with Qianhai on February 3, 2021. The termination of the Qianhai VIE agreement did not discontinue the Company’s public listing related consulting service business, because such consulting service business has been transferred to Huaya to serve the client located in China and ATIF Inc. to serve the clients located within the United States. There were no penalties or non-compete agreements derived from the termination of the Qianhai VIE agreements.

Qianhai transferred all of its China-based business and employees to Huaya before termination of the VIE agreement. The termination of the VIE agreement did not cause material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because all of the fixed assets have been transferred to our PRC subsidiary Huaya upon termination of the VIE agreement and there were no assets held for sale or disposal.

Prior to the termination, operating revenue generated through Qianhai VIE amounted to $645,127, and net loss amounted to $(1,562,037) for the year ended July 31, 2020, respectively, and net assets of Qianhai VIE amounted to $1,147,847 as of July   31, 2020.  As of the date of termination, Qianhai had total assets of $266,235 and total liabilities of $656,417, with a negative net assets of $0.4 million, the abstract amount accounted for 4% of the consolidated net assets of the Company as of July 31, 2021. In addition, Qianhai generated net income of approximately $0.4 million, the abstract amount of which accounted for 5% of consolidated net loss for the year ended July 31, 2021. The Company recorded a gain of $390,183 from the termination in the account of “other income (expenses), net” in the consolidated statements of operations and comprehensive loss.

The management believed the termination of Qianhai VIE agreements does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The termination is not accounted as discontinued operations in accordance with ASC 205-20.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – TRANSFER OF EQUITY INTEREST IN ATIF HK AND HUAYA

To mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore, the Company closed transfer of equity interest in ATIF HK and Huaya with Mr. Pishan Chi for nil consideration on May 31, 2022. The disposition of ATIF HK and Huaya did not discontinue the Company’s public listing related consulting service business, as the Company would focus it continuous efforts on provision consulting service business to clients based in North America and other areas. There were no penalties or non-compete agreements derived from the disposition.

For the period from August 1, 2021 through May 31, 2022, operating revenue generated through ATIF HK and Huaya amounted to $864,102, and net loss amounted to $(871,958), respectively. The revenues and net loss accounted for 52% and 26%, respectively, of consolidated revenue and net loss for the year ended July 31, 2022. As of May 31, 2022, net asset deficits of ATIF HK and Huaya amounted to $(1,050,745), the abstract amount accounted for 24% of the consolidated net assets of the Company as of July 31, 2022.

The Company determines that the transfer of equity interest in ATIF HK and Huaya did not have a major effect on its operations and financial results. The Company also determines the transfer of equity interest does not represent a strategic shift because it is not changing the way the Company operates its consulting services. The Company does not shift the nature of its business, not does it exit North America market, which is the major geographic market area of the Company’s business. The termination is not accounted as discontinued operations in accordance with ASC 205-20.

The Company recorded a gain of $1,043,052 from the transfer of equity interest as a component of “other income (expenses), net” in the consolidated statements of operations and comprehensive loss.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets from the Company’s continuing operations consisted of the following:

	As of July 31,
	2022	2021
Prepayment for advertising service fee (a)	$600,000	$600,000
Prepaid service fees	-	20,000
Prepaid insurance service fee	-	58,151
Advance to vendors	10,000	10,000
Others	41,210	300
Total	$651,210	$688,451

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, from the Company’s continuing operations, consisted of the following:

	As of July 31,
	2022	2021
Furniture, fixtures and equipment	$218,231	$187,053
Vehicles	132,670	574,606
Total	350,901	761,659
Less: accumulated depreciation	(78,201)	(189,632)
Property and equipment, net	$272,700	$572,027

Depreciation expense was $78,605 and $124,661 for the years ended July 31, 2022 and 2021, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INTANGIBLE ASSETS

Net intangible assets from the Company’s continuing operations consisted of the following:

	As of July 31,
	2022	2021
Financial and news platform	$56,250	$56,250
Software	320,000	320,000
Total	376,250	376,250
Less: accumulated amortization	(222,919)	(142,919)
Intangible assets	$153,331	$233,331

Amortization expense was $80,000 and $80,000 for the years ended July 31, 2022 and 2021, respectively.

NOTE 10 – INVESTMENTS IN TRADING SECURITIES

As of July 31, 2022 and 2021, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive loss. For the years ended July 31, 2022 and 2021, the Company recorded a decrease in fair value of $2,432,107 and $258,738, respectively.

Investments in trading securities consisted of the following:

	As of July 31,
	2022	2021
Trading securities invested by ATIF	$12,740	$871,809
Trading securities invested by ATIF LP	20,606	155,700
	$33,346	$1,027,509

NOTE 11 – LONG-TERM INVESTMENT

For the years ended July 31, 2022 and 2021, the long-term investment represented equity investment without readily determinable fair value measured at measurement alternative and consisted of the following:

	As of July 31,
	2022	2021
Solarever Tecnologia de America S.A. de C.V. (“Solarever”) (a)	$185,000	$-
Armstrong Logistic Inc. (“Armstrong”) (b)	150,000	-
	$335,000	$-

(a)	In April 2022, ATIF Investment entered into an equity investment agreement with Solarever, pursuant to which the Company would make investment of $2 million in exchange of 5.25% equity interest in Solarever. The investment was solely used to cover professional and legal fees during going public by Solarever. As of July 31, 2022, ATIF Investment made investment of $185,000 and acquired 0.49% equity interest in Solarever.

The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

(b)	In May 2022, ATIF Investment entered into an equity investment agreement with Armstrong, pursuant to which the Company would make investment of $2 million in exchange of 12% equity interest in Armstrong. The investment was solely used to cover professional and legal fees during going public by Armstrong. As of July 31, 2022, ATIF Investment made investment of $150,000 and acquired 0.90% equity interest in Armstrong.

The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OPERATING LEASES

The Company leases offices space under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense associated with the Company’s continuing operations for the years ended July 31, 2022 and 2021 was $460,649 and $616,113, respectively.

Effective August 1, 2019, the Company adopted the new lease accounting standard using a modified retrospective transition method, which allows the Company not to recast comparative periods presented in its consolidated financial statements. In addition, the Company elected the package of practical expedients, which allows the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the ROU assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

The following table presents the operating lease related assets and liabilities recorded on the balance sheets of the Company’s continuing operations as of July 31, 2022 and 2021.

	As of July 31,
	2022	2021
Right-of- use assets, net	$1,383,464	$745,125

Operating lease liabilities, current	$433,061	$382,298
Operating lease liabilities, noncurrent	985,249	387,307
Total operating lease liabilities	$1,418,310	$769,605

The weighted average remaining lease terms and discount rates for all of operating leases from the Company’s continuing operations were as follows as of July 31, 2022 and 2021:

	As of July 31,
	2022	2021
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.95	2.08
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of July 31, 2022 and 2021:

	As of July 31,
	2022	2021
2022	$-	$409,922
2023	492,969	252,969
2024	390,468	150,468
2025	240,000	-
2026	240,000	-
2027 and thereafter	200,000	-
Total lease payments	1,563,438	813,360
Less: imputed interest	(145,128)	(43,755)
Present value of lease liabilities	$1,418,310	$769,605

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, from the Company’s continuing operations, consisted of the following:

	As of July 31,
	2022	2021
Investment securities payable (a)	$1,466,490	$-
Due to a third party (b)	500,000	-
Accrued legal consulting expenses	125,676	152,044
Accrued payroll expenses	51,623	48,131
Accrued legal liabilities (c)	-	283,644
Others	130,982	31,044
	$2,274,771	$514,863

(a)	During the year ended July 31, 2022, ATIF LP borrowed certain investment securities from an investment bank as a trading strategy. As of July 31, 2022, the balance represented the fair value of investment securities owned to the investment bank.

(b)	The balance due to a third party represented the proceeds collected from a third party, which purchased portion of the Company’s long-term investments. As of July 31, 2022, the purchase was not closed and the Company recorded the proceeds in the account of accrued expenses and other current liabilities.

(c)	The balance of accrued legal liabilities represented the amount due to Huale Group Co., Limited (“Huaya”), which filed the arbitration with the Court against Huaya and requested a refund of consulting service fee in 2017. On September 25, 2020, the Court issued a final judgment ruling in favor of Huale and required Huaya to return a deposit of $250,000 to Huale and pay arbitration fee and counterclaim fee of $11,724 (RMB 81,844). Based on the Court ruling, the Company accrued legal liabilities of $261,724 for the year ended July 31, 2020.

In May 2022, the Company transferred equity interest in ATIF HK and Huaya. Accordingly the Company was no longer obligated to such liabilities since then.

NOTE 14 – RELATED PARTY TRANSACTIONS

On May 31, 2022, Huaya became a related party of the Company upon transfer of equity interest in Huaya to Mr. Pishan Chi, who was a former CEO of the Company. In May 2022, Huaya engaged the Company to provide consulting services for its customer. For the year ended July 31, 2022, the Company recognized revenues of $762,000 from Huaya. As of July 31, 2022, the Company had accounts receivable of $762,000 due from Huaya.

During the year ended July 31, 2021, the Company did not enter into transactions with related parties.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – TAXES

(a) VAT, Business Tax and related surcharges

Effective on September 1, 2012, a pilot program (the “Pilot Program”) for transition from the imposition of PRC business tax (“Business Tax”) to the imposition of VAT for revenues from certain industries and certain cities. On May 1, 2016, the transition from the imposition of Business Tax to the imposition of VAT, was expanded to all industries in China. Huaya qualifies as a Small and Low Profit Enterprise, and is subject to a preferential VAT of 3% and related surcharges on VAT payable at a rate of 12% since that date.

(b) Corporate Income Taxes (“CIT”)

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

British Virgin Islands

Under the current laws of the British Virgin Islands, the Company and ATIF Investment are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the fiscal years ended July 31, 2022 and 2021, and accordingly no provision for Hong Kong profits tax has been made in these periods.

PRC

The PRC Corporate Income Tax (“CIT”) is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008. CIT Law imposes a unified income tax rate of 25% for all resident enterprises in China, including both domestic and foreign invested enterprises. Huaya qualifies as a Small and Low Profit Enterprise, and is subject to a preferential EIT of 10%.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – TAXES (continued)

USA

For the US jurisdiction, ATIF Inc., ATIF GP, ATIF LP and ATIF BD are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the years ended July 31, 2022 and 2021, no current and deferred income tax expenses were associated with the Company’s continuing operations.

The following table reconciles the statutory federal rate of 21% for the years ended July 31, 2022 and 2021 to the Company’s effective tax rate associated with the Company’s continuing operations:

	For the Years Ended July 31,
	2022	2021
	%	%
Statutory federal rate	21.0	21.0
State tax rate, net of statutory federal effect	8.8	8.8
Rate differential	(16.2)	(29.5)
Permanent difference on non-deductible expenses	0.0	0.0
Utilization of the Net Operating Loss (“NOL”) from prior years	0.	1.3
Change in valuation allowance	(13.6)	(1.6)
Effective tax rate	0.0	0.0

Deferred tax assets

The Company’s deferred tax assets associated with its continuing operations are comprised of the following:

	As of July 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful account	$105,059	$105,059
Net operating loss carry forwards	1,563,354	664,208
Deferred tax assets before valuation allowance	1,668,413	769,267
Less: valuation allowance	(1,668,413)	(769,267)
Net deferred tax assets	$-	$-

The Company follows ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – TAXES (continued)

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”) and allowance for doubtful accounts. For the year ended July 31, 2022 and 2021, the Company suffered net operating losses due to reduced number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of July 31, 2022 and 2021, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

(c) Taxes Payable

The Company’s taxes payable from its continuing operations consists of the following:

	As of July 31,
	2022	2021
Value added tax payable	$-	$18,104
Income tax payable	-	39,253
Other taxes payable	-	660
Total taxes payable	$-	$58,017

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of July 31, 2022 and 2021 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY

Ordinary Shares

The Company was incorporated under the laws of the British Virgin Islands on January 5, 2015. Prior to the Reorganization, the Company was authorized to issue up to 100,000,000 ordinary shares with par value of $0.0004 per share and 50,000,000 shares were issued at par value. On August 21, 2018, the Company amended its Memorandum of Association and passed corporate authorizations to redeem and cancel the 50,000,000 issued shares and simultaneously increased the number of the authorized shares to 100,000,000,000 and increased the par value of each share to $0.001. In connection with the cancellation of the 50,000,000 shares, the Company issued 50,000 shares to the controlling shareholders at $0.001 per share.

Shares cancelled in disposition of LGC

On January 29, 2021, the Company completed a disposition of 51.2% of the equity interest of LGC. The Company sold all of its shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 5,555,548 ordinary shares of the Company owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 (Note 4). The Company bought back and subsequently cancelled those 5,555,548 ordinary shares.

Reverse stock split

On August 23, 2021, we completed a five (5) for one (1) reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share. From a BVI legal perspective, the Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and does not have any retroactive effect on the Company’s shares prior that date. However, for accounting purposes only (with no BVI legal effect), references to our ordinary shares in this annual report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

From a BVI legal perspective, the Reverse Split applied to the issued shares of the Company on the date of the Reverse Split and does not have any retroactive effect on the Company’s shares prior that date. However, for accounting purposes only (with no BVI legal effect), references to our ordinary shares in this annual report are stated as having been retroactively adjusted and restated to give effect to the Reverse Split, as if the Reverse Split had occurred by the relevant earlier date.

In connection with the Reverse Split, the Company issued 6,076 ordinary shares as fractional shares in September 2021.

In October 2021, the investors, who subscribed for ordinary shares in the registered direct offering closed in November 2020, exercised warrants to purchase 389,855 ordinary shares at cash consideration of $1,068,203. In January 2022, these investors also cashlessly exercised warrants to purchase 70,131 ordinary shares.

As of July 31, 2022 and 2021, the Company had a total of 9,627,452 and 9,161,390 ordinary shares issued and outstanding.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – EQUITY (continued)

Statutory reserve and restricted net assets

Huaya, the Company’s subsidiary incorporated the PRC, is required to make appropriations to certain reserve funds, comprising the statutory surplus reserve and the discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory reserve may be applied against prior year losses, if any, and may be used for general business expansion and production or increase in registered capital, but are not distributable as cash dividends.

The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S GAAP may differ from those in the statutory financial statements of the WFOEs and VIEs. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

In light of the foregoing restrictions, Huaya is restricted in its ability to transfer their net assets to the Company. Foreign exchange and other regulations in the PRC may further restrict its subsidiary in the PRC from transferring funds to the Company in the form of dividends, loans and advances.

As of July 31, 2021, the restricted amounts as determined pursuant to PRC statutory laws totaled $355,912 and total restricted net assets from the Company’s continuing operations amounted to $962,374, respectively.

As of July 31, 2022, the statutory reserve balance was $355,912, and total restricted net assets of the Company was $nil due to the disposal of Huaya in May 2022 (Note 6).

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONTIGENCIES

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Pending Legal Proceeding with Boustead Securities, LLC (“Boustead”)

On May 14, 2020, Boustead filed a lawsuit against the Company and LGC for breaching the underwriting agreement Boustead had with each of the Company and LGC, in which Boustead was separately engaged as the exclusive financial advisor to provide financial advisory services to the Company and LGC.

In April 2020, the Company acquired 51.2% equity interest in LGC after LGC terminated its efforts to launch an IPO on its own. Boustead alleged that the acquisition transaction between the Company and LGC was entered into during the lockup period of the exclusive agreement between Boustead and LGC, and therefore deprived Boustead of compensation that Boustead would otherwise have been entitled to receive under its exclusive agreement with LGC. Therefore, Boustead is attempting to recover from the Company an amount equal to a percentage of the value of the transaction it conducted with LGC.

Boustead’s Complaint alleges four causes of action against the Company, including breach of contract; breach of the implied covenant of good faith and fair dealing; tortious interference with business relationships and quantum meruit.

On October 6, 2020, ATIF filed a motion to dismiss Boustead’s Complaint pursuant to Federal Rule of Civil Procedure 12(b)(6) and 12(b)(5).  On October 9, 2020, the United States District Court for the Southern District of New York directed Boustead to respond to the motion or amend its Complaint by November 10, 2020.  Boustead opted to amend its complaint and filed the amended complaint on November 10, 2020.  Boustead’s amended complaint asserts the same four causes of action against ATIF and LGC as its original complaint. The Company filed another motion to dismiss Boustead’s amended complaint on December 8, 2020.

On August 25, 2021, the United States District Court for the Southern District of New York granted ATIF’s motion to dismiss Boustead’s first amended complaint. In its order and opinion, the United States District Court for the Southern District of New York allowed Boustead to move for leave to amend its causes of action against ATIF as to breach of contract and tortious interference with business relationships, but not breach of the implied covenant of good faith and fair dealing and quantum meruit. On November 4, 2021, Boustead filed a motion seeking leave to file a second amended complaint to amend its cause of action for Breach of Contract. The Court granted Boustead’s motion for leave and Boustead filed the second amended complaint on December 28, 2021 alleging only breach of contract and dropping all other causes of action alleged in the original complaint. On January 18, 2022, the Company filed a motion to dismiss Boustead’s second amended complaint. Boustead filed its opposition on February 1, 2022 and the Company replied on February 8, 2022.

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration of Boustead’s claims in California. Briefing on the Company’s motion to compel concluded on August 23, 2022. The Court has yet to rule on that motion. Boustead is also seeking a default judgment against LGC and recently filed an order to show cause for default judgment against LGC. The Court has not ruled on Boustead’s request for entry of default judgment against LGC.

ATIF is currently evaluating how it will respond to Boustead’s motion for leave. In sum, the Boustead litigation is currently in the pleadings stage. Our management believes it is premature to assess and predict the outcome of this pending litigation.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS

Enter into a new consulting agreement with a customer

On August 12, 2022, the Company entered into a consulting agreement (the “Consulting Agreement”) with Massimo Motor Sports, LLC, a Texas limited liability company (“Massimo”) and with an effective date of August 10, 2022. Pursuant to the Consulting Agreement, Massimo agreed to engage the Company as an independent consultant and ATIF agreed to provide Massimo with consulting services, including but not limited to the following: (i) conducting due diligence on Massimo; (ii) assisting Massimo in identifying required suitable qualified professional service provider firms to support Massimo’s contemplated transition into a public company; (iii) working with other professional advisor parties engaged by Massimo in completing all necessary tasks required for the process of going public; (iv) assisting Massimo in identifying any person that can add value to Massimo’s strategy and business; and (v) assisting Massimo on an on-going basis in meeting public reporting requirements for six months after Massimo goes public.

In exchange for the services to be provided by the Company pursuant to the Consulting Agreement, Massimo agreed to pay the Company a total of $800,000, with $300,000 paid within five days of execution of the Consulting Agreement, another installment of $300,000 paid upon the Company’s completion of conducting due diligence services for Massimo, $100,000 paid upon the Company’s completion of assisting Massimo in the selection and negotiation of third-party institutions, and another installment of $100,000 paid within three days of Massimo’s successful initial public offering. Massimo further agreed to reimburse the Company under the Consulting Agreement for travel expenses in connection with the activities performed under the Consulting Agreement.

Enter into a sales agreement of ATIF GP

On August 1, 2022, the Company entered into a sales agreement with a third party, pursuant to which the Company sold all of its equity interest in ATIF GP at the cost of $50,000. The management believed the disposition does not represent a strategic shift because it is not changing the way it is running its consulting business. The Company has not shifted the nature of its operations. The termination is not accounted as discontinued operations in accordance with ASC 205-20.