Form 10-Q
period 2022-10-31
ATIF Holdings Ltd
filed 2022-12-15
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-38876

ATIF HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	Not Applicable
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25391 Commercentre Dr., Ste 200, Lake Forest, CA	92630
(Address of Principal Executive Offices)	(ZIP Code)

308-888-8888

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares	ATIF	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 5, 2022 there were 9,627,452 shares of the registrant’s common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our products and services;

●	our ability to develop and/or introduce new products and services;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-“Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

ii

PART  I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,871,009	$1,750,137
Accounts receivable – a third party	100,000	-
Accounts receivable – a related party	762,000	762,000
Deposits	86,000	141,000
Investment in trading securities	58,245	33,346
Due from a related party	98,500	-
Due from buyers of Leaping Group Corporation (“LGC”)	2,712,740	2,654,767
Prepaid expenses and other current assets	660,000	651,210
Total current assets	6,348,494	5,992,460

Long-term investment	426,294	335,000
Property and equipment, net	264,184	272,700
Intangible assets, net	133,331	153,331
Right-of- use assets, net	1,389,613	1,383,464
TOTAL ASSETS	$8,561,916	$8,136,955

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$482	$482
Deferred revenue	70,000	90,785
Accrued expenses and other current liabilities	2,712,500	2,274,771
Operating lease liabilities, current	523,532	433,061
Total current liabilities	3,306,514	2,799,099

Operating lease liabilities, noncurrent	946,265	985,249

TOTAL LIABILITIES	4,252,779	3,784,348

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively *	9,627	9,627
Additional paid-in capital	29,196,350	29,496,350
Statutory reserve	355,912	355,912
Accumulated deficit	(25,252,752)	(25,140,237)
Total ATIF Holdings Limited Stockholders’ equity	4,309,137	4,721,652

Noncontrolling interest	-	(369,045)

TOTAL LIABILITIES AND EQUITY	$8,561,916	$8,136,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended October 31,
	2022	2021
	(unaudited)	(unaudited)
Revenues	$300,000	$516,475

Operating expenses:
Selling expenses	5,000	225,113
General and administrative expenses	562,896	878,155
Total operating expenses	567,896	1,103,268

Loss from operations	(267,896)	(586,793)

Other income (expenses):
Interest income, net	59,847	27
Other income, net	59,500	26,615
Loss from investment in trading securities	(20,004)	(339,374)
Gain from disposal of subsidiaries	56,038	-
Total other income (expenses), net	155,381	(312,732)

Loss before income taxes	(112,515)	(899,525)

Income tax provision	-	-
Net loss	(112,515)	(899,525)

Less: Net income attributable to non-controlling interests	-	(182,267)

Net loss attributable to ATIF Holdings Limited	(112,515)	(1,081,792)

Other comprehensive loss:
Total foreign currency translation adjustment	-	(11,387)
Comprehensive loss	(112,515)	(910,912)
Less: comprehensive income attributable to non-controlling interests	-	(182,267)
Comprehensive loss attributable to ATIF Holdings Limited	$(112,515)	$(1,093,179)

Loss Per share – basic and diluted	$(0.01)	$(0.12)
Weighted Average Shares Outstanding
Basic and diluted	9,627,452	9,226,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares*	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at July 31, 2021	9,161,390	$9,161	$31,428,619	$355,912	$(22,055,433)	$(175,220)	$120,809	$9,683,848
Issuance of ordinary shares pursuant to exercise of warrants	389,855	390	1,067,807	-	-	-	-	1,068,197
Withdrawal of capital from a subsidiary	-	-	(1,000,000)	-	-	-	-	(1,000,000)
Net loss (income) for the period	-	-	-	-	(1,081,792)	-	182,267	(899,525)
Foreign currency translation adjustment	-	-	-	-	-	(11,387)	-	(11,387)
Balance at October 31, 2021 (unaudited)	9,551,245	$9,551	$31,496,426	$355,912	$(23,137,225)	$(186,607)	$303,076	$8,841,133

Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$355,912	$(25,140,237)	$-	$(369,045)	$4,352,607
Disposal of a subsidiary	-	-	(300,000)	-	-	-	369,045	69,045
Net loss for the period	-	-	-	-	(112,515)	-	-	(112,515)
Balance at October 31, 2022 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(25,252,752)	$-	$-	$4,309,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended October 31,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(112,515)	(899,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,656	46,344
Provision of doubtful debts	-	89,561
Amortization of right-of-use assets	103,343	147,198
Gain from disposal of property and equipment	-	(26,618)
Gain from disposal of a subsidiary	69,045	-
Loss from investment in trading securities	20,004	339,374
Changes in operating assets and liabilities:
Accounts receivable	(100,000)	-
Due from buyers of Leaping Group Corporation	(57,973)	-
Deposits	55,000	(69,125)
Prepaid expenses and other current assets	(8,791)	13,081
Deferred revenue	(20,785)	(100,000)
Taxes payable	-	3,578
Accrued expenses and other liabilities	437,729	435,821
Lease liabilities	(58,004)	(132,824)
Net cash provided by (used in) operating activities	363,709	(153,135)

Cash flows from investing activities:
Purchase of property and equipment	(8,140)	-
Proceeds from disposal of property and equipment	-	276,821
Investment in trading securities	(44,903)	-
Redemption of investment in trading securities	-	156,949
Investment in an equity investee	(91,294)	-
Loans made to a related party	(100,000)	-
Collection of borrowings from a related party	1,500	-
Net cash (used in) provided by investing activities	(242,837)	433,770

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,068,203
Withdrawal of capital from a subsidiary		(1,000,000)
Net cash provided by financing activities	-	68,203

Effect of exchange rate changes on cash	-	11,558

Net increase in cash	120,872	360,396
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$1,871,009	$5,957,136

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities of discontinued operations
Right-of-use assets obtained in exchange for operating lease obligations	$109,492	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 6 and October 7, 2022, ATIF Inc., a wholly owned subsidiary of ATIF, incorporated ATIF Business Consulting LLC (“ATIF BC”) and ATIF Business Management LLC (“ATIF BM”) under the laws of the State of California of the United States, respectively. On October 3, 2022, ATIF incorporated ATIF Southern LLC under the laws of California of the United States. On April 25, 2022, the Company incorporated ATIF Investment Limited (“ATIF Investment”) under the laws of BVI. On December 22, 2021, ATIF Inc. incorporated ATIF BD LLC (“ATIF BD”) under the laws of California of the United States.

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

As of October 31, 2022, the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

Name of Entity	Date of Incorporation	Place of Incorporation	% of Ownership	Principal Activities
Parent company:
ATIF Holdings Limited (“ATIF”)	January 5, 2015	British Virgin Islands	Parent	Investment holding
Wholly owned subsidiaries of ATIF
ATIF Inc. (“ATIF USA”)	October 26, 2020	USA	100%	Consultancy and information technology support
ATIF Investment LLC (“ATIF Investment”)	April 25, 2022	BVI	100%	Consultancy and information technology support
ATIF Southern LLC	October 3, 2022	USA	100%	Consultancy and information technology support
ATIF BD	December 22, 2021	USA	100% owned by ATIF USA	Consultancy and information technology support
ATIF BC	October 6, 2022	USA	100% owned by ATIF USA	Consultancy and information technology support
ATIF BM	October 6, 2022	USA	100% owned by ATIF USA	Consultancy and information technology support

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three months ended October 31, 2022 and 2021, the Company reported a net loss of approximately $0.1 million and $0.9 million, respectively, and operating cash inflows of approximately $0.4 million and cash outflows of $0.2 million.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of October 31, 2022, the Company had cash of $1.9 million. On the other hand, the Company had current liabilities of $3.3 million. Currently the Company had three service-in-progress agreements, and expected to collect consulting service fees of $2.5 million for the next 12 months. The Company also had $2.7 million receivable from buyers of LGC in connection with the disposal of LGC which will be due in early 2023. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $1.9 million as of October 31, 2022, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

Currently, the Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and funds raised from equity financings.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated balance sheets as of October 31, 2022 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended October 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2022, which was filed with the SEC on November 2, 2022 .

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s unaudited condensed consolidated financial statements for the year ended July 31, 2022. The results of operations for the three months ended October 31, 2022 and 2021 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Noncontrolling Interests

As of July 31, 2022, the non-controlling interest represent minority shareholders’ 76.6% ownership interest in ATIF LP, over which the Company had 23.4% ownership interest and acted as an investment manager. The Company had non-controlling interest of $(369,045) as of July 31, 2022.

On August 1, 2022, the Company entered into a sales agreement with a third party, pursuant to which the Company sold all of its equity interest in ATIF GP for $50,000. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP. As of October 31, 2022, the Company had no non-controlling interest.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivable, useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, revenue recognition, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company currently generates its revenue from the following main sources:

(1)	Revenue from customer’s initial registration fee

In order to engage with the Company for various consulting services, a new customer is required to pay an initial non-refundable registration fee to the Company and the Company will then post the customer’s information and profiles on its website, at which point, the Company’s performance obligations are satisfied and such registration fee is recognized as revenue. The Company does not charge additional customer profile maintenance fee after the initial posting is completed as limited effort is required for the Company to maintain such information on an on-going basis. No revenues were generated from customer’s initial registration for the three months ended October 31, 2022 and 2021.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized revenues from consulting services of $0.3 million and $0.5 million, respectively, for the three months ended October 31, 2022 and 2021.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The functional currency for ATIF is the U.S Dollar (“US$”). ATIF HK uses Hong Kong dollar as its functional currency, and Huaya uses RMB as its functional currency. For the three months ended October 31, 2021, the Company primarily operates its business through ATIF Inc, ATIF HK and Huaya, and the latter two entities were disposed of on May 31, 2022. For the three months ended October 31, 2022, the Company operates its business through ATIF Inc.

The Company’s unaudited condensed consolidated financial statements have been translated into US$.

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

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2021 in this report:

	October 31, 2021
Foreign currency	Period-end spot rate	Average rate
RMB: 1USD	0.1561	0.1550
HKD: 1USD	0.1282	0.1282

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairwoman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of October 31, 2022 and July 31, 2022, which is the consulting service business.

Risks and Uncertainty

(a)	Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily cash and accounts receivables. The carrying amounts of cash represent the maximum exposure to credit risk. As of October 31, 2022 and July 31, 2022, the Company had cash of $1.9 million and $1.8 million, respectively, which is mainly held in cash and demand deposits with several financial institutions in the United States. In the event of bankruptcy of one of these financial institutions, the Company may not be able to claim its cash and demand deposits back in full. The Company continues to monitor the financial strength of the financial institutions.

Accounts receivable are typically unsecured and denominated in USD, derived from revenue earned from customers, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. Refer to major customers and supplying channels below for detail.

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended October 31, 2022, one customer accounted for 100% and 100% of the Company’s consolidated revenue and consolidated accounts receivable due from third parties, respectively. In addition, the Company also had one related party which accounted for 100% of accounts receivable due from related parties. For the three months ended October 31, 2021, one customer accounted for 96% of the Company’s consolidated revenue.

For the three months ended October 31, 2022 and 2021, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainty (continued)

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Prepayment for advertising service fee (a)	$600,000	$600,000
Due from the buyer of ATIF GP	50,000	-
Advance to vendors	10,000	10,000
Others	-	41,210
Total	$660,000	$651,210

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Furniture, fixtures and equipment	$226,371	$218,231
Vehicles	132,670	132,670
Total	359,041	350,901
Less: accumulated depreciation	(94,857)	(78,201)
Property and equipment, net	$264,184	$272,700

Depreciation expense was $16,656 and $26,344 for the three months ended October 31, 2022 and 2021, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Financial and news platform	$56,250	$56,250
Software	320,000	320,000
Total	376,250	376,250
Less: accumulated amortization	(242,919)	(222,919)
Intangible assets	$133,331	$153,331

Amortization expense was $20,000 and $20,000 for the three months ended October 31, 2022 and 2021, respectively.

NOTE 7 – INVESTMENTS IN TRADING SECURITIES

As of October 31, 2022 and July 31, 2022, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the unaudited condensed consolidated statement of operations and comprehensive loss. For the three months ended October 31, 2022 and 2021, the Company recorded a decrease in fair value of $20,004 and $339,374, respectively.

Investments in trading securities consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Trading securities invested by ATIF	$58,245	$12,740
Trading securities invested by ATIF LP	-	20,606
	$58,245	$33,346

NOTE 8 – LONG-TERM INVESTMENT

As of October 31, 2022 and July 31, 2022, the long-term investment represented equity investment without readily determinable fair value measured at measurement alternative and consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Solarever Tecnologia de America S.A. de C.V. (“Solarever”) (a)	$275,000	$185,000
Armstrong Logistic Inc. (“Armstrong”) (b)	151,294	150,000
	$426,294	$335,000

(a)	In April 2022, ATIF Investment entered into an equity investment agreement with Solarever, pursuant to which the Company would make investment of $2 million in exchange of 5.25% equity interest in Solarever. The investment was solely used to cover professional and legal fees during going public by Solarever. As of October 31, 2022 and July 31, 2022, ATIF Investment had investment of $275,000, or 0.73% and $185,000, or 0.49%, respectively, over equity interest in Solarever.

The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of October 31, 2022 and July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

(b)	In May 2022, ATIF Investment entered into an equity investment agreement with Armstrong, pursuant to which the Company would make investment of $2 million in exchange of 12% equity interest in Armstrong. The investment was solely used to cover professional and legal fees during going public by Armstrong. As of October 31, 2022 and July 31, 2022, ATIF Investment made investment of $151,294 or 0.90% and $150,000 or 0.90%, respectively, over equity interest in Armstrong.

The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of October 31, 2022 and July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OPERATING LEASES

The Company leases offices space under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the three months ended October 31, 2022 and 2021 was $120,692 and $156,091, respectively.

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

The following table presents the operating lease related assets and liabilities recorded on the unaudited condensed consolidated balance sheets as of October 31, 2022 and July 31, 2022.

	October 31, 2022	July 31, 2022
	(unaudited)
Right-of- use assets, net	$1,389,613	$1,383,464

Operating lease liabilities, current	523,532	433,061
Operating lease liabilities, noncurrent	946,265	985,249
Total operating lease liabilities	$1,469,797	$1,418,310

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.81	3.95
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of July 31, 2022 and 2021:

	October 31, 2022	July 31, 2022
	(unaudited)
For the nine months/twelve months ended July 31, 2023	$582,341	$492,969
For the twelve months ended July 31, 2024	353,221	390,468
For the twelve months ended July 31, 2025	267,240	240,000
For the twelve months ended July 31, 2026	264,970	240,000
For the twelve months ended July 31, 2027 and thereafter	140,000	200,000
Total lease payments	1,607,772	1,563,438
Less: imputed interest	(137,975)	(145,128)
Present value of lease liabilities	$1,469,797	$1,418,310

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Investment securities payable (a)	$-	$1,466,490
Due to third parties (b)	2,450,000	500,000
Accrued legal consulting expenses	84,823	125,676
Accrued payroll expenses	110,129	51,623
Others	67,548	130,982
	$2,712,500	$2,274,771

(a)	During the year ended July 31, 2022, ATIF LP borrowed certain investment securities from an investment bank as a trading strategy. As of July 31, 2022, the balance represented the fair value of investment securities owned to the investment bank. On August 1, 2022, the Company disposed of ATIF GP, and ceased to be the investment manager of ATIF LP, and the balance of investment securities payable decreased zero as of October 31, 2022.

(b)	The balance due to third parties represented the proceeds collected from certain third parties, which purchased portion of the Company’s long-term investments. As of October 31, 2022 and July 31, 2022, the purchase was not closed and the Company recorded the proceeds in the account of accrued expenses and other current liabilities.

NOTE 11 – RELATED PARTY TRANSACTIONS

On May 31, 2022, Huaya became a related party of the Company upon transfer of equity interest in Huaya to Mr. Pishan Chi, who was a former CEO of the Company. In May 2022, Huaya engaged the Company to provide consulting services for its customers. As of October 31, 2022 and July 31, 2022, the Company had accounts receivable of $762,000 and $762,000 due from Huaya.

For the three months ended October 31, 2022, the Company make loans of $100,000 to Huaya to support its operations. The loans were interest free and was repayable on demand. As of October 31, 2022, the Company had loans due from Huaya of $98,500, which was recorded in the account of “due from a related party”.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TAXES

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

Hong Kong

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the three months ended July 31, 2021, and accordingly no provision for Hong Kong profits tax has been made in these periods.

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

USA

For the US jurisdiction, ATIF Inc., ATIF GP, ATIF LP, ATIF BD, ATIF BC and ATIF BM are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the three months ended October 31, 2022 and 2021, no current and deferred income tax expenses were associated with the Company’s operations.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TAXES (continued)

Deferred tax assets

The Company’s deferred tax assets are comprised of the following:

	October 31, 2022	July 31, 2022
	(unaudited)
Deferred tax assets:
Allowance for doubtful account	$-	$105,059
Net operating loss carry forwards	487,147	1,563,354
Deferred tax assets before valuation allowance	487,147	1,668,413
Less: valuation allowance	(487,147)	(1,668,413)
Net deferred tax assets	$-	$-

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”) and allowance for doubtful accounts. For the three months ended October 31, 2022 and 2021, the Company suffered net operating losses due to reduced number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of October 31, 2022 and July 31, 2022, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of October 31, 2022 and July 31, 2022 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONTIGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2022 and the audited consolidated financial statements and notes included therein (collectively, the “2022 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2022 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

Reverse Split

On August 12, 2021, our Board of Directors approved a reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share, at a ratio of 5-for-1 so that every five (5) shares issued and outstanding on the date of the Reverse Split was combined into one (1) ordinary share, US$0.005 par value. Shareholders otherwise entitled to receive a fractional share as a result of the reverse stock split will receive a whole share in lieu of such factional share, as relevant. Both before and after completion of the Reverse Split, the Company is and will be authorized to issue 100,000,000,000 ordinary shares of US$0.001 par value each. As a result of the Reverse Split, the Company’s issued and outstanding ordinary shares was reduced from 45,806,952 ordinary shares of US$0.001 par value each to approximately 9,161,390 ordinary shares of par value $0.005 per share. On August 23, 2021, we amended our Memorandum of Association and Articles of Association in connection with our five-for-one reverse stock split to amend the par value back to $0.001 per ordinary share. Our ordinary shares, as adjusted per the Reverse Split, began trading on the Nasdaq Capital Market on August 30, 2021.

Recent Updates

On October 3, 2022, ATIF incorporated ATIF Southern LLC under the laws of California of the United States. On October 6 and October 7, 2022, ATIF Inc., a wholly owned subsidiary of ATIF, incorporated ATIF Business Consulting LLC (“ATIF BC”) and ATIF Business Management LLC (“ATIF BM”) under the laws of California of the United States, respectively.

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

As of October 31, 2022, we have one reporting segment, which is the provision of financial consulting services.

Our financial consulting services

We launched our consulting services in 2015. Our aim was to assist these Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas stock markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several jurisdictions outside the U.S. Our services were designed to help SMEs in China achieve their goal of becoming public companies. In May 2022, we shifted our geographic focus from China to North America emphasizing on helping mid and small companies in North America become public companies on the U.S. capital markets. We would create a going public strategy for each client based on many factors of such client, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped three Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. Most of our current and past clients have been Chinese, U.S. and Mexican companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore with continuing focus on the North American market in the coming years.

For the three months ended October 31, 2022 and 2021, we provided consulting services to one and one customer, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO and reverse merger. The low volume of consulting services was affected by COVID-19 and volatility in US capital market, leading to customer putting off or slowing down their plans for U.S. listings due to these uncertainties. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with five customers, among which four are based in the North America.

Our total revenue generated from consulting services amounted to $0.3 million and $0.5 million for the three months ended October 31, 2022 and 2021, respectively.

Key Factors that Affect our Business

We believe the following key factors may affect our consulting services:

Our business success depends on our ability to acquire customers effectively.

Our customer acquisition channels primarily include our sales and marketing campaigns and existing customer referrals. In order to acquire customers, we have made significant efforts in building mutually beneficial long-term relationships with local government, academic institutions, and local business associations. In addition, we also market our consulting services through social media, such as WeChat and Weibo. If any of our current customer acquisition channels becomes less effective, we are unable to continue to use any of these channels or we are not successful in using new channels, we may not be able to attract new customers in a cost-effective manner or convert potential customers into active customers or even lose our existing customers to our competitors. To the extent that our current customer acquisition and retention efforts become less effective, our service revenue may be significantly impacted, which would have a significant adverse effect on our revenues, financial condition, and results of operations.

Our consulting business faces strong market competition.

We are currently facing intense market competition. Some of our current or potential competitors have significantly more financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, and support of their customer acquisition and retention channels. In light of the low barriers to entry in the financial consulting industry, we expect more players to enter this market and increase the level of competition. Our ability to differentiate our services from other competitors will have significant impact on our business growth in the future.

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

Results of Operations

Comparison of Operation Results for the Three Months ended October 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended October 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended		Changes
	October 31, 2022	October 31, 2021	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues – third parties	$300,000	$516,475	$(216,475)	(42)%

Operating expenses:
Selling expenses	5,000	225,113	(220,113)	(98)%
General and administrative expenses	562,896	878,155	(315,259)	(36)%
Total operating expenses	567,896	1,103,268	(535,372)	(49)%

Loss from operations	(267,896)	(586,793)	318,897	(54)%

Other income (expenses):
Interest income, net	59,847	27	59,820	221,556%
Other income, net	59,500	26,615	32,885	124%
Loss from investment in trading securities	(20,004)	(339,374)	319,370	(94)%
Gain from disposal of subsidiaries	56,038	-	56,038	100%
Total other income (expense), net	155,381	(312,732)	468,113	(150)%

Loss before income taxes	(112,515)	(899,525)	787,010	(87)%

Income tax provision	-	-	-	0%
Net loss	$(112,515)	$(899,525)	$787,010	(87)%

Revenues. Our total revenue decreased by $0.2 million, or 42%, from $0.5 million in the quarter ended October 31, 2021, to $0.3 million in quarter ended October 31, 2022. During the three months ended October 31, 2022 and 2021, we provided consulting services to one and one customer, respectively. The higher revenues in the quarter ended October 31, 2021 was because we provided two phases of services to one customer in the quarter ended October 31, 2021, as compared with one phase to customer in the same period of 2022.

Selling expenses. Selling expenses decreased by $0.2 million, or 98%, from $0.2 million in the quarter ended October 31, 2021 to $5,000 in the quarter ended October 31, 2022. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease in our selling expenses was primarily due to a decrease of $0.2 million in consulting service fees because we did not engage outsourced professionals to perform due diligence work on potential customers for the three months ended October 31, 2022.

As a percentage of sales, our selling expenses were 2% and 44% of our total revenues for the three months ended October 31, 2022 and 2021, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.3 million, or 36%, from $0.9 million in the quarter ended October 31, 2021 to $0.6 million in the same period of 2022. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The decrease was mainly because of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our general and administrative expenses were 188% and 170% of our total revenues for the three months ended October 31, 2022 and 2021, respectively.

Gain from disposal of subsidiaries. For the three months ended October 31, 2022, the Company reported a gain of $0.05 million from disposal of ATIF GP. For three months ended October 31, 2021, the Company did not record gain or loss from disposal of subsidiaries.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the fiscal three months ended October 31, 2021, and accordingly no provision for Hong Kong profits tax had been made in these periods.

Huaya was incorporated in the PRC. Under the Income Tax Laws of the PRC, Huaya is subject to income tax at a rate of 10% under the preferential tax treatment to Smaller-scale Taxpayers.

ATIF Inc, ATIF GP, ATIF LP, ATIF BD, ATIF BC and ATIF BM were incorporated in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

Income tax expense was $nil and $nil for the three months ended October 31, 2022 and 2021 due to significant net operating loss in fiscal year 2022 and 2021 which resulted in taxable losses.

Net loss. As a result of foregoing, net loss was $0.1 million for the three months ended October 31, 2022, a decrease of $0.8 million from net loss of $0.9 million for the three months ended October 31, 2021.

Capital Commitments and Contingencies

We had no material capital commitments as of October 31, 2022.

From time to time, we are a party to various legal actions arising in the ordinary course of business. We accrue costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Pending Legal Proceeding with Boustead Securities, LLC (“Boustead”)

On May 14, 2020, Boustead filed a lawsuit against the us and LGC for breaching the underwriting agreement Boustead had with each of us and LGC, in which Boustead was separately engaged as the exclusive financial advisor to provide financial advisory services to us and LGC.

In April 2020, we acquired 51.2% equity interest in LGC after LGC terminated its efforts to launch an IPO on its own. Boustead alleged that the acquisition transaction between us and LGC was entered into during the lockup period of the exclusive agreement between Boustead and LGC, and therefore deprived Boustead of compensation that Boustead would otherwise have been entitled to receive under its exclusive agreement with LGC. Therefore, Boustead is attempting to recover from us an amount equal to a percentage of the value of the transaction it conducted with LGC.

Boustead’s Complaint alleges four causes of action against us, including breach of contract; breach of the implied covenant of good faith and fair dealing; tortious interference with business relationships and quantum meruit.

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

On August 25, 2021, the United States District Court for the Southern District of New York granted ATIF’s motion to dismiss Boustead’s first amended complaint. In its order and opinion, the United States District Court for the Southern District of New York allowed Boustead to move for leave to amend its causes of action against ATIF as to breach of contract and tortious interference with business relationships, but not breach of the implied covenant of good faith and fair dealing and quantum meruit. On November 4, 2021, Boustead filed a motion seeking leave to file a second amended complaint to amend its cause of action for Breach of Contract. The Court granted Boustead’s motion for leave and Boustead filed the second amended complaint on December 28, 2021 alleging only breach of contract and dropping all other causes of action alleged in the original complaint. On January 18, 2022, we filed a motion to dismiss Boustead’s second amended complaint. Boustead filed its opposition on February 1, 2022 and we replied on February 8, 2022.

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, we filed a motion to compel arbitration of Boustead’s claims in California. Briefing on our motion to compel concluded on August 23, 2022. The Court has yet to rule on that motion. Boustead is also seeking a default judgment against LGC and recently filed an order to show cause for default judgment against LGC. The Court has not ruled on Boustead’s request for entry of default judgment against LGC.

We are currently evaluating how it will respond to Boustead’s motion for leave. In sum, the Boustead litigation is currently in the pleadings stage. Our management believes it is premature to assess and predict the outcome of this pending litigation.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in product development services with us.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, working capital loans from our major shareholders, proceeds from our initial public offering, and equity financing through public offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and cash on hand.

Liquidity and Going concern

For the three months ended October 31, 2022 and 2021, the Company reported a net loss of approximately $0.1 million and $0.9 million, respectively, and operating cash inflows of approximately $0.4 million and cash outflows of $0.2 million.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of October 31, 2022, the Company had cash of $1.9 million. On the other hand, the Company had current liabilities of $3.3 million. Currently the Company had three service-in-progress agreements, and expected to collect consulting service fees of $2.5 million for the next 12 months. The Company also had $2.7 million receivable from buyers of LGC in connection with the disposal of LGC which will be due in early 2023. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $1.9 million as of October 31, 2022, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

Currently, the Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and funds raised from equity financings.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of October 31, 2022.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the years indicated:

	For the Three Months Ended October 31,
	2022	2021
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$363,709	$(153,135)
Net cash (used in) provided by investing activities	(242,837)	433,770
Net cash provided by financing activities	-	68,203
Effect of exchange rate changes on cash	-	11,558
Net increase in cash	120,872	360,396
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$1,871,009	$5,957,136

Operating Activities

Net cash provided operating activities was $0.4 million in the three months ended October 31, 2022. Net cash used in operating activities was primarily comprised of net loss of $0.1 million, adjusted for amortization of right of use assets of $0.1 million, and net changes in our operating assets and liabilities, principally comprising of an increase of accounts receivable of $0.1 million due from a customer, and an increase of accrued expenses and other current liabilities of $0.4 million.

Net cash used in operating activities was $0.2 million in the three months ended October 31, 2021. Net cash used in operating activities was primarily comprised of net loss of $0.9 million, adjusted for loss from investment in trading securities of $0.3 million and net changes in our operating assets and liabilities, principally comprising of an increase of accrued expenses and other current liabilities of $0.4 million.

Investing Activities

Net cash used in investing activities was $0.2 million in the three months ended October 31, 2022, primarily used in investment of $0.1 million in one equity investee and loans of $0.1 million to a related party, and investment in trading securities of $44,903.

Net cash provided by investing activities was $0.4 million in the three months ended October 31, 2021, primarily provided by proceeds of $0.3 million from disposal of property and equipment, and proceeds of $0.2 million from redemption of short-term investments.

Financing Activities

For the three months ended October 31, 2022, the Company did not generate cash flows from financing activities.

Net cash provided by financing activities was $0.1 million in the three months ended October 31, 2021, primarily provided by proceeds of $1.1 million in relation to exercise of warrants by investors who subscribed for ordinary shares offered in registered direct offering which closed in November 2020, and withdrawal of capital of $1.0 million from a subsidiary by certain shareholders.

Critical Accounting Estimate

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

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

We operate through our subsidiaries. The valuation allowance is considered on an individual entity basis. As of October 31, 2022 and July 31, 2022, valuation allowances on deferred tax assets are provided because we believe that it is more-likely-than-not that certain of the subsidiaries will not be able to generate sufficient taxable income in the near future, to realize the deferred tax assets carried-forwards.

As of October 31, 2022 and July 31, 2022, the total valuation allowance for deferred tax assets was $487,147 and $1,668,413, respectively.

Uncertain tax position

In order to assess uncertain tax positions, we apply a more likely than not threshold and a two-step approach for the tax position measurement and financial statement recognition. Under the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. we recognize interest and penalties, if any, under accrued expenses and other current liabilities on our consolidated balance sheet and under other expenses in its consolidated statement of comprehensive loss. As of October 31, 2022 and July 31, 2022, we did not have any significant unrecognized uncertain tax positions.

Fair value of trading securities

We measured our trading securities, which consisted of certain publicly-listed equity securities through various open market transactions, at market value. We reported a loss of $20,004 and $339,374 from investment in trading securities for the three months ended October 31, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of October 31, 2022. Based on that evaluation, our management has concluded that, as of October 31, 2022, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In assessing our internal control over financial reporting, prior to the offering in April 2019, we have been a private company with limited accounting personnel and other resources to address our internal controls and procedures. Our independent registered public accounting firm, has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements for the three months ended July 31, 2022, we identified four “material weaknesses” in our internal control over financial reporting .

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

Especially for the identified material weakness related to internal control, we will hire experts to improve and test our internal control and the set up a series of standard and recurring internal audit work procedures before July 2023.  We schedule to will perform self-assessment of internal control effectiveness on a continuous basis, which will be led by our accounting and risk management department within the year 2023. We will also hire more competent personnel and involve professional service companies to help us implement SOX 404 compliance together with the establishment of our internal audit function.

However, we cannot assure you that we will remediate our material weaknesses in a timely manner.

Attestation Report of the Registered Public Accounting Firm

This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATIF HOLDINGS LIMITED

December 15, 2022	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer