Form 10-Q
period 2023-01-31
ATIF Holdings Ltd
filed 2023-03-17
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 15, 2023, there were 9,627,452 ordinary shares issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our services;

●	our ability to develop and/or introduce new products and services;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

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

ii

PART  I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2023	July 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$829,387	$1,750,137
Accounts receivable	1,650,000	-
Accounts receivable – a related party	762,000	762,000
Deposits	86,000	141,000
Investment in trading securities	73,627	33,346
Due from a related party	98,500	-
Due from buyers of Leaping Group Corporation (“LGC”)	2,654,767	2,654,767
Prepaid expenses and other current assets	638,979	651,210
Total current assets	6,793,260	5,992,460

Long-term investment	-	335,000
Property and equipment, net	247,529	272,700
Intangible assets, net	113,331	153,331
Right-of- use assets, net	1,280,746	1,383,464
TOTAL ASSETS	$8,434,866	$8,136,955

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$482	$482
Deferred revenue	70,000	90,785
Taxes payable	566,957	-
Accrued expenses and other current liabilities	1,339,866	2,274,771
Operating lease liabilities, current	511,373	433,061
Total current liabilities	2,488,678	2,799,099

Operating lease liabilities, noncurrent	826,070	985,249
TOTAL LIABILITIES	3,314,748	3,784,348

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	9,627	9,627
Additional paid-in capital	29,196,350	29,496,350
Statutory reserve	355,912	355,912
Accumulated deficit	(24,441,771)	(25,140,237)
Total ATIF Holdings Limited Stockholders’ equity	5,120,118	4,721,652

Noncontrolling interest	-	(369,045)

TOTAL LIABILITIES AND EQUITY	$8,434,866	$8,136,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,900,000	$7,680	$2,200,000	$524,155

Operating expenses:
Selling expenses	(48,000)	-	(53,000)	(225,113)
General and administrative expenses	(581,112)	(827,100)	(1,081,008)	(1,705,255)
Total operating expenses	(566,112)	(827,100)	(1,134,008)	(1,930,368)

Income (loss) from operations	1,333,888	(819,420)	1,065,992	(1,406,213)

Other income (expenses):
Interest (expenses) income, net	(57,973)	25	1,874	52
Other income (expenses), net	62,903	(80,219)	122,403	(53,604)
Income (loss) from investment in trading securities	39,120	(454,555)	19,116	(793,929)
Gain from disposal of subsidiaries	-	-	56,038	-
Total other income (expenses), net	44,050	(534,749)	199,431	(847,481)

Income (loss) before income taxes	1,377,938	(1,354,169)	1,265,423	(2,253,694)

Income tax provision	(566,957)	-	(566,957)	-
Net income (loss)	810,981	(1,354,169)	698,466	(2,253,694)

Less: Net loss attributable to non-controlling interests	-	271,516	-	89,249

Net income (loss) attributable to ATIF Holdings Limited	810,981	(1,082,653)	698,466	(2,164,445)

Other comprehensive income (loss):
Total foreign currency translation adjustment	-	6,303	-	(5,084)
Comprehensive income (loss)	810,981	(1,347,866)	698,466	(2,258,778)
Less: comprehensive loss attributable to non-controlling interests	-	271,516	-	89,249
Comprehensive income (loss) attributable to ATIF Holdings Limited	$810,981	$(1,076,350)	$698,466	$(2,169,529)

(Earnings) loss per share – basic and diluted	$0.08	$(0.11)	$0.07	$(0.23)
Weighted Average Shares Outstanding
Basic and diluted	9,627,452	9,566,983	9,627,452	9,399,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

For the Three Months Ended January 31, 2023 and 2022

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at October 31, 2021 (unaudited)	9,551,245	$9,551	$31,496,426	$355,912	$(23,137,225)	$(186,607)	$303,076	$8,841,133
Issuance of ordinary shares pursuant to exercise of warrants	70,130	70	(70)	-	-	-	-	-
Issuance of ordinary shares as fractional shares of reverse stock split	6,067	6	(6)	-	-	-	-	-
Net loss for the period	-	-	-	-	(1,082,653)	-	(271,516)	(1,354,169)
Foreign currency translation adjustment	-	-	-	-	-	6,303	-	6,303
Balance at January 31, 2022 (unaudited)	9,627,452	$9,627	$31,496,350	$355,912	$(24,219,878)	$(180,304)	$(76,285)	$7,385,422

Balance at October 31, 2022 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(25,252,752)	$-	$-	$4,309,137
Net income for the period	-	-	-	-	810,981	-	-	810,981
Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(24,441,771)	$-	$-	$5,120,118

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

For the Six Months Ended January 31, 2023 and 2022

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at July 31, 2021	9,161,390	$9,161	$31,428,619	$355,912	$(22,055,433)	$(175,220)	$120,809	$9,683,848
Issuance of ordinary shares pursuant to exercise of warrants	459,985	460	1,067,737	-	-	-	-	1,068,197
Issuance of ordinary shares as fractional shares of reverse stock split	6,067	6	(6)	-	-	-	-	-
Withdrawal of capital from a subsidiary	-	-	(1,000,000)	-	-	-	-	(1,000,000)
Appropriation of investment gain to the limited partner of ATIF LP	-	-	-	-	-	-	(107,845)	(107,845)
Net loss (income) for the period	-	-	-	-	(2,164,445)	-	(89,249)	(2,253,694)
Foreign currency translation adjustment	-	-	-	-	-	(5,084)	-	(5,084)
Balance at January 31, 2022 (unaudited)	9,627,452	$9,627	$31,496,350	$355,912	$(24,219,878)	$(180,304)	$(76,285)	$7,385,422

Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$355,912	$(25,140,237)	$(174,410)	$(369,045)	$4,352,607
Reclassification of accumulated other comprehensive loss	-	-	-	-	(174,410)	174,410	-	-
Disposal of a subsidiary	-	-	(300,000)	-	-	-	369,045	69,045
Net income for the period	-	-	-	-	698,466	-	-	698,466
Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(24,441,771)	$-	$-	$5,120,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended January 31,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$698,466	(2,253,694)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	73,311	102,751
Provision of doubtful debts	-	89,561
Amortization of right-of-use assets	212,210	255,082
Loss from disposal of property and equipment	-	53,757
Loss from disposal of a subsidiary	69,045	-
(Gain) loss from investment in trading securities	(19,116)	793,929
Changes in operating assets and liabilities:
Accounts receivable	(1,650,000)	11,749
Deposits	55,000	(66,000)
Prepaid expenses and other current assets	12,232	236,084
Deferred revenue	(20,785)	(100,000)
Taxes payable	566,957	(445)
Accrued expenses and other liabilities	(561,677)	1,442,409
Lease liabilities	(190,357)	(237,023)
Net cash (used in) provided by operating activities	(754,714)	328,160

Cash flows from investing activities:
Purchase of property and equipment	(8,140)	(5,140)
Proceeds from disposal of property and equipment	-	276,821
Investment in trading securities	(59,396)	(2,365,989)
Loans made to a related party	(100,000)	-
Collection of borrowings from a related party	1,500	-
Net cash used in investing activities	(166,036)	(2,094,308)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,068,203
Withdrawal of capital from a subsidiary	-	(1,000,000)
Payment of investment gains to the limited partner of ATIF LP	-	(107,845)
Net cash used in financing activities	-	(39,642)

Effect of exchange rate changes on cash	-	(71,672)

Net decrease in cash	(920,750)	(1,877,462)
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$829,387	$3,719,278

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities of discontinued operations
Right-of-use assets obtained in exchange for operating lease obligations	$109,492	$-

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

On October 6 and October 7, 2022, ATIF Inc., a wholly owned subsidiary of ATIF, established ATIF Business Consulting LLC (“ATIF BC”) and ATIF Business Management LLC (“ATIF BM”) under the laws of the State of California of the United States, respectively. On October 3, 2022, ATIF established ATIF Southern LLC under the laws of California of the United States. On April 25, 2022, the Company established ATIF Investment Limited (“ATIF Investment”) under the laws of BVI. On December 22, 2021, ATIF Inc. established ATIF BD LLC (“ATIF BD”) under the laws of California of the United States.

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

As of January 31, 2023, the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three and six months ended January 31, 2023, the Company reported a net income of $0.8 million and $0.7 million, respectively. For the three and six months ended January 31, 2022, the Company reported a net loss of $1.4 million and $2.3 million, respectively. For the six months ended January 31, 2023 and 2022, the Company reported operating cash outflows of $0.7 million and cash inflows of $0.3 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of January 31, 2023, the Company had cash of $0.8 million. On the other hand, the Company had current liabilities of $2.5 million. Currently the Company had four service-in-progress agreements, and expected to collect consulting service fees of $2.4 million for the next 12 months. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $0.8 million as of January 31, 2023, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated balance sheets as of January 31, 2023 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2022, which was filed with the SEC on November 2, 2022 .

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s unaudited condensed consolidated financial statements for the year ended July 31, 2022. The results of operations for the three and six months ended January 31, 2023 and 2022 are not necessarily indicative of the results for the full years.

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

On August 1, 2022, the Company entered into a sales agreement with a third party, pursuant to which the Company sold all of its equity interest in ATIF GP for $50,000. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP. As of January 31, 2023, the Company had no non-controlling interest.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivable, useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

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

The Company currently generates its revenue from the following main sources:

(1)	Revenue from customer’s initial registration fee

In order to engage with the Company for various consulting services, a new customer is required to pay an initial non-refundable registration fee to the Company and the Company will then post the customer’s information and profiles on its website, at which point, the Company’s performance obligations are satisfied and such registration fee is recognized as revenue. The Company does not charge additional customer profile maintenance fee after the initial posting is completed as limited effort is required for the Company to maintain such information on an on-going basis. No revenues were generated from customer’s initial registration for the three and six months ended January 31, 2023 and 2022.

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

The Company recognized revenues from consulting services of $1.9 million and $7,680, respectively, for the three months ended January 31, 2023 and 2022. The Company recognized revenues from consulting services of $2.2 million and $0.5 million, respectively, for the six months ended January 31, 2023 and 2022.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of January 31, 2023. As of January 31, 2023, all of the Company’s income tax returns for the tax years ended December 31, 2018 through December 31, 2022 remain open for statutory examination by relevant tax authorities.

Foreign Currency Translation

The functional currency for ATIF is the U.S Dollar (“US$”). ATIF HK uses Hong Kong dollar as its functional currency, and Huaya uses RMB as its functional currency. For the three and six months ended January 31, 2022, the Company primarily operates its business through ATIF Inc, ATIF HK and Huaya, and the latter two entities were disposed of on May 31, 2022. For the three and six months ended January 31, 2023, the Company operates its business through ATIF Inc.

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

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements as of and for the six months ended January 31, 2022 in this report:

	January 31, 2022
Foreign currency	Period-end spot rate	Average rate
RMB: 1USD	0.1572	0.1560
HKD: 1USD	0.1282	0.1282

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of January 31, 2023 and July 31, 2022, which is the consulting service business.

Risks and Uncertainty

(a)	Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily cash, accounts receivables and due from buyers of LGC. The carrying amounts of cash represent the maximum exposure to credit risk. As of January 31, 2023 and July 31, 2022, the Company had cash of $0.8 million and $1.8 million, respectively, which is mainly held in cash and demand deposits with several financial institutions in the United States. In the event of bankruptcy of one of these financial institutions, the Company may not be able to claim its cash and demand deposits back in full. The Company continues to monitor the financial strength of the financial institutions.

Accounts receivable are typically unsecured and denominated in USD, derived from revenue earned from customers, which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances. Refer to major customers and supplying channels below for detail.

The balance of due from buyers of LGC are unsecured and dominated in USD, derived from sales of equity interest in LGC (Note 4) to three buyers which are exposed to credit risk. The risk is mitigated by credit evaluations the Company performs on these buyers and its ongoing monitoring process of outstanding balances.

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended January 31, 2023, three customers accounted for 34%, 34% and 32% of the Company’s consolidated revenue. For the three months ended January 31, 2022, one customer accounted for 100% of the Company’s total revenue.

For the six months ended January 31, 2023, four customers accounted for 30%, 30%, 27% and 14% of the Company’s consolidated revenue. For the six months ended January 31, 2022, one customer accounted for 95% of the Company’s total revenue.

As of January 31, 2023, three customers accounted for 18%, 36% and 39% of accounts receivable. As of July 31, 2022, the Company had no accounts receivables due from third parties. In addition, as of January 31, 2023 and July 31, 2022, the Company also had one related party which accounted for 100% of accounts receivable due from related parties.

For the three and six months ended January 31, 2023 and 2022, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DUE FROM BUYERS OF LEAPING GROUP CORPORATION (“LGC”)

On January 29, 2021, the Company completed a disposition of 51.2% of the equity interest of LGC. The Company sold all of its shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 1,111,110 ordinary shares of the Company owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of $2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest were due on January 14, 2023. As of January 31, 2023 and July 31, 2022, the balances of due from buyers of LGC was comprised of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Principal	$2,300,000	$2,300,000
Interest	354,767	354,767
Total	$2,654,767	$2,654,767

As of the date of this report, the buyers delayed in repayments of outstanding balances to the Company as they were affected by the COVID-19. Assessing the payment ability and payment intension of these buyers, the Company expected to collect the outstanding balances in the next twelve months. However the Company did not accrue interest income for the six months ended January 31, 2023 until it collected the amount.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Prepayment for advertising service fee (a)	$552,000	$600,000
Due from the buyer of ATIF GP	50,000	-
Advance to vendors	10,000	10,000
Others	26,979	41,210
Total	$638,979	$651,210

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for promotion services. These prepayments are typically expensed over the period when the services are performed.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Furniture, fixtures and equipment	$226,371	$218,231
Vehicles	132,670	132,670
Total	359,041	350,901
Less: accumulated depreciation	(111,512)	(78,201)
Property and equipment, net	$247,529	$272,700

Depreciation expense was $16,655 and $36,407 for the three months ended January 31, 2023 and 2022, respectively. Depreciation expense was $33,311 and $62,751 for the six months ended January 31, 2023 and 2022, respectively.

NOTE 7 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Financial and news platform	$56,250	$56,250
Software	320,000	320,000
Total	376,250	376,250
Less: accumulated amortization	(262,919)	(222,919)
Intangible assets	$113,331	$153,331

Amortization expense was $20,000 and $20,000 for the three months ended January 31, 2023 and 2022, respectively. Amortization expense was $40,000 and $40,000 for the six months ended January 31, 2023 and 2022, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INVESTMENTS IN TRADING SECURITIES

As of January 31, 2023 and July 31, 2022, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the unaudited condensed consolidated statement of operations and comprehensive income (loss). For the three months ended January 31, 2023 and 2022, the Company recorded an increase in fair value of $39,120 and a decrease in fair value of $454,555, respectively. For the six months ended January 31, 2023 and 2022, the Company recorded an increase in fair value of $19,116 and a decrease in fair value of $793,929, respectively.

Investments in trading securities consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Trading securities invested by ATIF	$73,627	$12,740
Trading securities invested by ATIF LP	-	20,606
	$73,627	$33,346

NOTE 9 – LONG-TERM INVESTMENT

As of January 31, 2022 and July 31, 2022, the long-term investment represented equity investment without readily determinable fair value measured at measurement alternative and consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Solarever Tecnologia de America S.A. de C.V. (“Solarever”) (a)	$-	$185,000
Armstrong Logistic Inc. (“Armstrong”) (b)	-	150,000
	$-	$335,000

(a)

In April 2022, ATIF Investment entered into an equity investment agreement with Solarever, pursuant to which the Company would make investment of $2 million in exchange of 5.25% equity interest in Solarever. The investment was solely used to cover professional and legal fees during going public by Solarever. As of July 31, 2022, ATIF Investment had investment of $185,000, or 0.49%, respectively, over equity interest in Solarever. The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

During the six months ended January 31, 2023, the Company determined to focus on financial consulting services to its customers and sold the long-term investment to a third party investment company at cost. In return, the Company provided financial consulting services to the investment company for going public of Solarever.

As of January 31, 2023, the Company had no investment in Solarever.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG-TERM INVESTMENT (continued)

(b)

In May 2022, ATIF Investment entered into an equity investment agreement with Armstrong, pursuant to which the Company would make investment of $2 million in exchange of 12% equity interest in Armstrong. The investment was solely used to cover professional and legal fees during going public by Armstrong. As of July 31, 2022, ATIF Investment made investment of $150,000 or 0.90% over equity interest in Armstrong. The Company accounted for the investment in privately held company using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer. As of July 31, 2022, the Company did not identify orderly transactions for similar investments of the investee, or any impairment indicators, and the Company did not record upward or downward adjustments or impairment against the investment.

During the six months ended January 31, 2023, the Company determined to focus on financial consulting services to its customers and sold the long-term investment to a third party investment company at cost. In return, the Company provided financial consulting services to the investment company for going public of Armstrong.

As of January 31, 2023, the Company had no investment in Armstrong.

NOTE 10 – OPERATING LEASES

The Company leases offices space under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the three months ended January 31, 2023 and 2022 was $130,169 and $115,149, respectively. Rent expense for the six months ended January 31, 2023 and 2022 was $250,861 and $271,240, respectively.

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OPERATING LEASES (continued)

The following table presents the operating lease related assets and liabilities recorded on the unaudited condensed consolidated balance sheets as of January 31, 2023 and July 31, 2022.

	January 31, 2023	July 31, 2022
	(unaudited)
Right-of- use assets, net	$1,280,746	$1,383,464

Operating lease liabilities, current	511,373	433,061
Operating lease liabilities, noncurrent	826,070	985,249
Total operating lease liabilities	$1,337,443	$1,418,310

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of January 31, 2023 and July 31, 2022:

	January 31, 2022	July 31, 2022
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.63	3.95
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
	(unaudited)
For the six months/twelve months ended July 31, 2023	$301,882	$492,969
For the twelve months ended July 31, 2024	417,708	390,468
For the twelve months ended July 31, 2025	267,239	240,000
For the twelve months ended July 31, 2026	267,239	240,000
For the twelve months ended July 31, 2027 and thereafter	204,540	200,000
Total lease payments	1,458,608	1,563,438
Less: imputed interest	(121,165)	(145,128)
Present value of lease liabilities	$1,337,443	$1,418,310

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Investment securities payable (a)	$-	$1,466,490
Due to third parties (b)	993,113	500,000
Accrued legal consulting expenses	84,823	125,676
Accrued payroll expenses	174,298	51,623
Others	87,632	130,982
	$1,339,866	$2,274,771

(a)	During the year ended July 31, 2022, ATIF LP borrowed certain investment securities from an investment bank as a trading strategy. As of July 31, 2022, the balance represented the fair value of investment securities owned to the investment bank. On August 1, 2022, the Company disposed of ATIF GP, and ceased to be the investment manager of ATIF LP, and the balance of investment securities payable decreased zero as of January 31, 2023.

(b)

As of July 31, 2022, the balance due to third parties represented the proceeds collected from certain third parties, which subscribed portion of the Company’s long-term investments. Because the purchase was not closed and the Company recorded the proceeds in the account of accrued expenses and other current liabilities.

During the six months ended January 31, 2023, the Company sold the long-term investment to a third party. As of January 31, 2023, the balance due to third parties represented the proceeds collected from investees who subscribed for the long-term investments and payable to the third party.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 31, 2022, Huaya became a related party of the Company upon transfer of equity interest in Huaya to Mr. Pishan Chi, who was a former CEO of the Company. In May 2022, Huaya engaged the Company to provide consulting services for its customers. As of January 31, 2023 and July 31, 2022, the Company had accounts receivable of $762,000 and $762,000 due from Huaya.

For the three months ended January 31, 2022, the Company did not enter into related party transactions.

For the six months ended January 31, 2022, the Company make loans of $100,000 to Huaya to support its operations. The loans were interest free and was repayable on demand. As of January 31, 2023, the Company had loans due from Huaya of $98,500, which was recorded in the account of “due from a related party”.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TAXES

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

Hong Kong

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the three and six months ended July 31, 2023 and 2022, and accordingly no provision for Hong Kong profits tax has been made in these periods.

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

For the three and six months ended January 31, 2023, the Company recorded current income tax expenses of $0.6 million which arose from net income earned by ATIF BC. For the three and six months ended January 31, 2022, the Company did not recorded current or deferred income tax expenses.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TAXES (continued)

Deferred tax assets

The Company’s deferred tax assets are comprised of the following:

	January 31, 2023	July 31, 2022
	(unaudited)
Deferred tax assets:
Allowance for doubtful account	$-	$105,059
Net operating loss carry forwards	1,760,379	1,563,354
Deferred tax assets before valuation allowance	1,760,379	1,668,413
Less: valuation allowance	(1,760,379)	(1,668,413)
Net deferred tax assets	$-	$-

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”) and allowance for doubtful accounts. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of January 31, 2023 and July 31, 2022, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of January 31, 2023 and July 31, 2022 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONTIGENCIES

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

Reverse Split

On August 12, 2021, our Board of Directors approved a reverse stock split (the “Reverse Split”) of our issued and outstanding ordinary shares, par value $0.001 per share, at a ratio of 1 -for-5so that every five (5) shares issued and outstanding on the date of the Reverse Split was combined into one (1) ordinary share, US$0.005 par value. Shareholders otherwise entitled to receive a fractional share as a result of the reverse stock split will receive a whole share in lieu of such factional share, as relevant. Both before and after completion of the Reverse Split, the Company is and will be authorized to issue 100,000,000,000 ordinary shares of US$0.001 par value each. As a result of the Reverse Split, the Company’s issued and outstanding ordinary shares was reduced from 45,806,952 ordinary shares of US$0.001 par value each to approximately 9,161,390 ordinary shares of par value $0.005 per share. On August 23, 2021, we amended our Memorandum of Association and Articles of Association in connection with our one -for- five reverse stock split to amend the par value back to $0.001 per ordinary share. Our ordinary shares, as adjusted per the Reverse Split, began trading on the Nasdaq Capital Market on August 30, 2021.

Recent Updates

On October 3, 2022, ATIF established ATIF Southern LLC under the laws of California of the United States. On October 6 and October 7, 2022, ATIF Inc., a wholly owned subsidiary of ATIF, established ATIF Business Consulting LLC (“ATIF BC”) and ATIF Business Management LLC (“ATIF BM”) under the laws of California of the United States, respectively.

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

As of January 31, 2023, we had one reporting segment, which is the provision of financial consulting services.

Our financial consulting services

Currently we provide consulting services to the companies based in North America seeking listing in U.S.. We launched our consulting services in 2015. Our aim was to assist Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas stock markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several jurisdictions outside the U.S. Our services were designed to help SMEs in China achieve their goal of becoming public companies. In May 2022, we shifted our geographic focus from China to North America emphasizing on helping mid and small companies in North America become public companies on the U.S. capital markets. We would create a going public strategy for each client based on many factors of such client, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped three Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. Most of our current and past clients have been Chinese, U.S. and Mexican companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore with continuing focus on the North American market in the coming years.

For the six months ended January 31, 2023 and 2022, we provided consulting services to four and one customer, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO and reverse merger. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with five customers, among which four are based in the North America.

Our total revenue generated from consulting services amounted to $1.9 million and minimal for the three months ended January 31, 2023 and 2022, respectively. Our total revenue generated from consulting services amounted to $2.2 million and $0.5 million for the six months ended January 31, 2023 and 2022, respectively.

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

Results of Operations

Comparison of Operation Results for the Three Months ended January 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended January 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended		Changes
	January 31, 2023	January 31, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$1,900,000	$7,680	$1,892,320	24,640%

Operating expenses:
Selling expenses	(48,000)	-	(48,000)	100%
General and administrative expenses	(581,112)	(827,100)	308,988	(37)%
Total operating expenses	(566,112)	(827,100)	260,988	(32)%

Income (loss) from operations	1,333,888	(819,420)	2,153,308	(263)%

Other income (expenses):
Interest (expenses) income, net	(57,973)	25	(57,998)	(231,992)%
Other income (expenses), net	62,903	(80,219)	143,122	(178)%
Income (loss) from investment in trading securities	39,120	(454,555)	493,675	(109)%
Total other income (expenses), net	44,050	(534,749)	578,799	(108)%

Income (loss) before income taxes	1,377,938	(1,354,169)	2,732,107	(202)%

Income tax provision	(566,957)	-	(566,957)	100%
Net income (loss)	$810,981	$(1,354,169)	$2,165,150	(160)%

Revenues. Our total revenue increased by $1.9 million from $7,680 in the quarter ended January 31, 2022, to $1.9 million in quarter ended January 31, 2023. During the three months ended January 31, 2023, we provided consulting services to four customers, while during the same period ended January 31, 2022, we earned securities management fee income.

Selling expenses. Selling expenses increased from $nil in the quarter ended January 31, 2022 to $48,000 in the quarter ended January 31, 2023. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The increase in our selling expenses was primarily due to a reversal of consulting service fees because we over accrued the outsourced professionals service fees for the quarter ended January 31, 2022.

As a percentage of sales, our absolute amount of selling expenses were negative 3% and 0% of our total revenues for the three months ended January 31, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.3 million, or 37%, from $0.8 million in the quarter ended January 31, 2022 to $0.5 million in the same period of 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The increase was mainly due to the decrease of expenses as a result of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our general and administrative expenses were 27% and 10,770% of our total revenues for the three months ended January 31, 2023 and 2022, respectively.

Gain (loss) from investment in trading securities. Gain (loss) from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the three months ended January 31, 2023 and 2022, the Company recorded a gain from investment in trading securities of $39,120 and a loss from investment in trading securities of $0.5 million, respectively.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the three months ended January 31, 2022, and accordingly no provision for Hong Kong profits tax had been made in these periods.

Huaya was incorporated in the PRC. Under the Income Tax Laws of the PRC, Huaya is subject to income tax at a rate of 10% under the preferential tax treatment to Smaller-scale Taxpayers.

ATIF Inc, ATIF GP, ATIF LP, ATIF BD, ATIF BC and ATIF BM were established in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

Income tax expense was $566,957 for the three months ended January 31, 2023, which arose from net income earned by ATIF BC. Income tax expense was $nil for the three months ended January 31, 2022 due to significant net operating loss in fiscal year 2022 which resulted in taxable losses.

Net income (loss). As a result of foregoing, net income was $0.7 million for the six months ended January 31, 2023, a change of $3.0 million from net loss of $2.3 million for the six months ended January 31, 2022.

Comparison of Operation Results for the Six Months ended January 31, 2023 and 2022

The following table summarizes the results of our operations for the six months ended January 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Six Months ended		Changes
	January 31, 2023	January 31, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$2,200,000	$524,155	$1,675,845	320%

Operating expenses:
Selling expenses	(53,000)	(225,113)	172,113	(76)%
General and administrative expenses	(1,081,008)	(1,705,255)	624,247	(37)%
Total operating expenses	(1,134,008)	(1,930,368)	796,360	(41)%

Income (loss) from operations	1,065,992	(1,406,213)	2,472,205	(176)%

Other income (expenses):
Interest income, net	1,874	52	1,822	3,504%
Other income (expenses), net	122,403	(53,604)	176,007	(328)%
Income (loss) from investment in trading securities	19,116	(793,929)	813,045	(102)%
Gain from disposal of subsidiaries	56,038	-	56,038	100%
Total other income (expenses), net	199,431	(847,481)	1,046,912	(124)%

Income (loss) before income taxes	1,265,423	(2,253,694)	3,519,117	(156)%

Income tax provision	(566,957)	-	(566,957)	100%
Net income (loss)	$698,466	$(2,253,694)	$2,952,160	(131)%

Revenues. Our total revenue increased by $1.7 million from $0.5 million in the six months ended January 31, 2022, to $2.2 million in six months ended January 31, 2023. During the six months ended January 31, 2023 and 2022, we provided consulting services to four and one customer, respectively, leading to higher consulting service fees earned.

Selling expenses. Selling expenses decreased by $0.2 million, or 76%, from $0.2 million in the six months ended January 31, 2022 to $53,000 in the six months ended January 31, 2023. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease was mainly because of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our absolute amount of selling expenses were 2% and 43% of our total revenues for the six months ended January 31, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.6 million, or 37%, from $1.7 million in the quarter ended January 31, 2022 to $1.1 million in the same period of 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The decrease was mainly due to the decrease of expenses as a result of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our general and administrative expenses were 49% and 325% of our total revenues for the six months ended January 31, 2023 and 2022, respectively.

Gain (loss) from investment in trading securities. Gain (loss) from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the six months ended January 31, 2023 and 2022, the Company recorded a gain from investment in trading securities of $19,116 and a loss from investment int trading securities of $0.8 million, respectively.

Gain from disposal of subsidiaries. For the six months ended January 31, 2023, the Company reported a gain of $0.05 million from disposal of ATIF GP. For six months ended January 31, 2022, the Company did not record gain or loss from disposal of subsidiaries.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the six months ended January 31, 2022, and accordingly no provision for Hong Kong profits tax had been made in these periods.

Huaya was incorporated in the PRC. Under the Income Tax Laws of the PRC, Huaya is subject to income tax at a rate of 10% under the preferential tax treatment to Smaller-scale Taxpayers.

ATIF Inc, ATIF GP, ATIF LP, ATIF BD, ATIF BC and ATIF BM were established in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

Income tax expense was $566,957 for the six months ended January 31, 2023, which arose from net income earned by ATIF BC. Income tax expense was $nil for the six months ended January 31, 2022 due to significant net operating loss in fiscal year 2022 which resulted in taxable losses.

Net income (loss). As a result of foregoing, net income was $0.7 million for the six months ended January 31, 2023, a change of $3.0 million from net loss of $2.3 million for the six months ended January 31, 2022.

Capital Commitments and Contingencies

We had no material capital commitments as of January 31, 2023.

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

Liquidity and Going concern

For the three and six months ended January 31, 2023, the Company reported a net income of $0.8 million and $0.7 million, respectively. For the three and six months ended January 31, 2022, the Company reported a net loss of $1.4 million and $2.3 million, respectively. For the six months ended January 31, 2023 and 2022, the Company reported operating cash outflows of $0.7 million and cash inflows of $0.3 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of January 31, 2023, the Company had cash of $0.8 million. On the other hand, the Company had current liabilities of $2.5 million. Currently the Company had four service-in-progress agreements, and expected to collect consulting service fees of $2.4 million for the next 12 months. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $0.8 million as of January 31, 2023, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

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

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets in the near future.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the years indicated:

	For the Six Months Ended January 31,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(754,714)	$328,160
Net cash used in investing activities	(166,036)	(2,094,308)
Net cash used in financing activities	-	(39,642)
Effect of exchange rate changes on cash	-	(71,672)
Net decrease in cash	(920,750)	(1,877,462)
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$829,387	$3,719,278

Operating Activities

Net cash used in operating activities was $0.8 million in the six months ended January 31, 2023. Net cash used in operating activities was primarily comprised of net income of $0.7 million, adjusted for amortization of right of use assets of $0.2 million, and net changes in our operating assets and liabilities, principally comprising of an increase of accounts receivable of $1.7 million as we provided financial consulting services to more customers during the six months ended January 31, 2023.

Net cash provided by operating activities was $0.3 million for the six months ended January 31, 2022 were all from continuing operations. Net cash used in operating activities from continuing operations mainly derived from (i) net loss of $2.2 million for the six months ended January 31, 2022, adjusted for noncash depreciation and amortization expenses of $0.1 million and loss from investments in trading securities of $0.8 million, and (ii) net changes in our operating assets and liabilities, principally comprising of an increase of $1.4 million in accrued expenses and other current liabilities as we ordered investments in trading securities through security accounts but the broker cleared our accounts in February 2022, and an increase of $0.2 million in prepaid expenses and other current assets as a result of collections.

Investing Activities

Net cash used in investing activities was $0.2 million in the six months ended January 31, 2023, primarily used in loans of $0.1 million to a related party, and investment in trading securities of $0.1 million.

Net cash used in investing activities amounted to $2.0 million for the six months ended January 31, 2022, which primarily included the investments of $2.4 million in trading securities, partially offset by proceeds of $0.3 million from disposal of two vehicles.

Financing Activities

For the six months ended January 31, 2023, the Company did not generate cash flows from financing activities.

Net cash used in financing activities was $39,642 the six months ended January 31, 2022, attributable to payment of $1.0 million and $0.1 million to a limited partner of ATIF LP, as withdrawal of investment and investment gain, partially offset by proceeds of $1.1 million in relation to exercise of warrants by investors who subscribed for ordinary shares offered in registered direct offering which closed in November 2020.

Critical Accounting Estimate

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the condensed consolidated financial statements as well as the reported amounts of expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. Management determined there were no critical accounting policies or accounting estimates.

Recently Issued Accounting Pronouncements

A list of recently issued accounting pronouncements that are relevant to us is included in note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of January 31, 2023. Based on that evaluation, our management has concluded that, as of January 31, 2023, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In assessing our internal control over financial reporting, prior to the offering in April 2019, we have been a private company with limited accounting personnel and other resources to address our internal controls and procedures. Our independent registered public accounting firm, has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements for the three months ended January 31, 2023, we identified four “material weaknesses” in our internal control over financial reporting .

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ATIF HOLDINGS LIMITED

March 17, 2023	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer