Form 10-Q
period 2023-04-30
ATIF Holdings Ltd
filed 2023-06-14
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 13, 2023, there were 9,627,452 ordinary shares issued and outstanding.

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

ii

PART  I

FINANCIAL INFORMATION

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2023	July 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$467,586	$1,750,137
Accounts receivable	1,750,000	-
Accounts receivable – a related party	762,000	762,000
Deposits	86,000	141,000
Investment in trading securities	283,668	33,346
Due from a related party	98,500	-
Due from buyers of Leaping Group Corporation (“LGC”)	2,654,767	2,654,767
Prepaid expenses and other current assets	569,502	651,210
Total current assets	6,672,023	5,992,460

Long-term investment	-	335,000
Property and equipment, net	231,735	272,700
Intangible assets, net	93,332	153,331
Right-of- use assets, net	1,170,495	1,383,464
TOTAL ASSETS	$8,167,585	$8,136,955

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$482	$482
Deferred revenue	70,000	90,785
Taxes payable	575,056	-
Accrued expenses and other current liabilities	1,511,762	2,274,771
Operating lease liabilities, current	478,460	433,061
Total current liabilities	2,635,760	2,799,099

Operating lease liabilities, noncurrent	747,477	985,249
TOTAL LIABILITIES	3,383,237	3,784,348

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	9,627	9,627
Additional paid-in capital	29,196,350	29,496,350
Statutory reserve	355,912	355,912
Accumulated deficit	(24,777,541)	(25,140,237)
Total ATIF Holdings Limited Stockholders’ equity	4,784,348	4,721,652

Noncontrolling interest	-	(369,045)

TOTAL LIABILITIES AND EQUITY	$8,167,585	$8,136,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended April 30,		For the nine months Ended April 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$100,000	$261,925	$2,300,000	$786,080

Operating expenses:
Selling expenses	(72,000)	(118,682)	(125,000)	(343,795)
General and administrative expenses	(629,934)	(479,938)	(1,710,942)	(2,185,193)
Total operating expenses	(701,934)	(598,620)	(1,835,942)	(2,528,988)

Income (loss) from operations	(601,934)	(336,695)	464,058	(1,742,908)

Other income (expenses):
Interest income, net	-	296,808	1,874	296,860
Other income (expenses), net	191,998	(69,819)	314,401	(123,423)
Income (loss) from investment in trading securities	82,265	370,467	101,381	(423,462)
Gain from disposal of subsidiaries	-	-	56,038	-
Total other income (expenses), net	274,263	597,456	473,694	(250,025)

(Loss) income before income taxes	(327,671)	260,761	937,752	(1,992,933)

Income tax provision	(8,099)	-	(575,056)	-
Net (loss) income	(335,770)	260,761	362,696	(1,992,933)

Less: Net income (loss) attributable to non-controlling interests	-	32,445	-	(56,804)

Net (loss) income attributable to ATIF Holdings Limited	(335,770)	228,316	362,696	(1,936,129)

Other comprehensive income:
Total foreign currency translation adjustment	-	8,294	-	3,210
Comprehensive (loss) income	(335,770)	269,055	362,696	(1,989,723)
Less: comprehensive income (loss) attributable to non-controlling interests	-	32,445	-	(56,804)
Comprehensive (loss) income attributable to ATIF Holdings Limited	$(335,770)	$236,610	$362,696	$(1,932,919)

(Loss) earnings per share – basic and diluted	$(0.03)	$0.02	$0.04	$(0.20)
Weighted Average Shares Outstanding
Basic and diluted	9,627,452	9,627,452	9,627,452	9,471,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

For the Three Months Ended April 30, 2023 and 2022

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at January 31, 2022 (unaudited)	9,627,452	$9,627	$31,496,350	$355,912	$(24,219,878)	$(180,304)	$(76,285)	$7,385,422
Withdrawal of capital from a subsidiary	-	-	(2,000,000)	-	-	-	-	(2,000,000)
Appropriation of investment gain to the limited partner of ATIF LP	-	-	-	-	-	-	78,696	78,696
Net income for the period	-	-	-	-	228,316	-	32,445	260,761
Foreign currency translation adjustment	-	-	-	-	-	8,294	-	8,294
Balance at April 30, 2022 (unaudited)	9,627,452	$9,627	$29,496,350	$355,912	$(23,991,562)	$(172,010)	$34,856	$5,733,173

Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(24,441,771)	$-	$-	$5,120,118
Net loss for the period	-	-	-	-	(335,770)	-	-	(335,770)
Balance at April 30, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(24,777,541)	$-	$-	$4,784,348

For the nine months Ended April 30, 2023 and 2022

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at July 31, 2021	9,161,390	$9,161	$31,428,619	$355,912	$(22,055,433)	$(175,220)	$120,809	$9,683,848
Issuance of ordinary shares pursuant to exercise of warrants	459,985	460	1,067,737	-	-	-	-	1,068,197
Issuance of ordinary shares as fractional shares of reverse stock split	6,067	6	(6)	-	-	-	-	-
Withdrawal of capital from a subsidiary	-	-	(3,000,000)	-	-	-	-	(3,000,000)
Appropriation of investment gain to the limited partner of ATIF LP	-	-	-	-	-	-	(29,149)	(29,149)
Net loss for the period	-	-	-	-	(1,936,129)	-	(56,804)	(1,992,933)
Foreign currency translation adjustment	-	-	-	-	-	3,210	-	23,652
Balance at April 30, 2022 (unaudited)	9,627,452	$9,627	$29,496,350	$355,912	$(23,991,562)	$(172,010)	$34,856	$5,733,173

Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$355,912	$(25,140,237)	$(174,410)	$(369,045)	$4,352,607
Reclassification of accumulated other comprehensive loss	-	-	-	-	(174,410)	174,410	-	-
Disposal of a subsidiary	-	-	(300,000)	-	-	-	369,045	69,045
Net income for the period	-	-	-	-	362,696	-	-	362,696
Balance at April 30, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$355,912	$(24,777,541)	$-	$-	$4,784,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months Ended April 30,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$362,696	(1,992,933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	109,967	136,516
Provision of doubtful debts	-	89,561
Amortization of right-of-use assets	322,462	334,378
Loss from disposal of property and equipment	-	53,757
Loss from disposal of a subsidiary	69,045	-
(Gain) loss from investment in trading securities	(101,381)	423,462
Changes in operating assets and liabilities:
Accounts receivable	(1,750,000)	-
Deposits	55,000	93,580
Prepaid expenses and other current assets	81,711	(567,191)
Deferred revenue	(20,785)	308,171
Taxes payable	575,056	10,577
Accrued expenses and other liabilities	(763,012)	1,146,715
Lease liabilities	(301,867)	(319,860)
Net cash used in operating activities	(1,361,108)	(283,267)

Cash flows from investing activities:
Purchase of property and equipment	(9,002)	(15,470)
Proceeds from disposal of property and equipment	-	283,359
Investment in trading securities	(148,941)	(2,425,346)
Release of investment in equity investees	335,000	-
Loans made to a related party	(100,000)	-
Collection of borrowings from a related party	1,500	-
Net cash used in investing activities	78,557	(2,157,457)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,068,203
Withdrawal of capital from a subsidiary	-	(3,000,000)
Payment of investment gains to the limited partner of ATIF LP	-	(29,149)
Net cash provided by (used in) financing activities	-	(1,960,946)

Effect of exchange rate changes on cash	-	110,968

Net decrease in cash	(1,282,551)	(4,290,702)
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$467,586	$1,306,038

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities of discontinued operations
Right-of-use assets obtained in exchange for operating lease obligations	$109,492	$-

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

As of April 30, 2023, the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three and nine months ended April 30, 2023, the Company reported a net loss of $0.3 million and a net income of $0.4 million, respectively. For the three and nine months ended April 30, 2022, the Company reported a net income of $0.3 million and a net loss of $2.0 million, respectively. For the nine months ended April 30, 2023 and 2022, the Company reported operating cash outflows of $1.4 million and $0.3 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of April 30, 2023, the Company had cash of $0.5 million. On the other hand, the Company had current liabilities of $2.6 million. Currently the Company had four service-in-progress agreements, and expected to collect consulting service fees of $3.3  million for the next 12 months. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $0.5 million as of April 30, 2023, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated balance sheets as of April 30, 2023 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended April 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2022, which was filed with the SEC on November 2, 2022.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s unaudited condensed consolidated financial statements for the year ended July 31, 2022. The results of operations for the three and nine months ended April 30, 2023 and 2022 are not necessarily indicative of the results for the full years.

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

On August 1, 2022, the Company entered into a sales agreement with a third party, pursuant to which the Company sold all of its equity interest in ATIF GP for $50,000. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP. As of April 30, 2023, the Company had no non-controlling interest.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from a related party, due from buyers of LGC and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates.

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

The Company currently generates its revenue from the following main sources:

(1)	Revenue from customer’s initial registration fee

In order to engage with the Company for various consulting services, a new customer is required to pay an initial non-refundable registration fee to the Company and the Company will then post the customer’s information and profiles on its website, at which point, the Company’s performance obligations are satisfied and such registration fee is recognized as revenue. The Company does not charge additional customer profile maintenance fee after the initial posting is completed as limited effort is required for the Company to maintain such information on an on-going basis. No revenues were generated from customer’s initial registration for the three and nine months ended April 30, 2023 and 2022.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

(2)	Revenue from consulting services

The Company provides various consulting services to its customers, especially to those who have the intention to be publicly listed in the stock exchanges in the United States and other countries. The Company categorizes its consulting services into three Phases:

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

The Company recognized revenues from consulting services of $0.1 million and $0.3 million, respectively, for the three months ended April 30, 2023 and 2022. The Company recognized revenues from consulting services of $2.3 million and $0.8 million, respectively, for the nine months ended April 30, 2023 and 2022.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of April 30, 2023. As of April 30, 2023, all of the Company’s income tax returns for the tax years ended December 31, 2018 through December 31, 2022 remain open for statutory examination by relevant tax authorities.

Foreign Currency Translation

The functional currency for ATIF is the U.S Dollar (“US$”). ATIF HK uses Hong Kong dollar as its functional currency, and Huaya uses RMB as its functional currency. For the three and nine months ended April 30, 2022, the Company primarily operates its business through ATIF Inc, ATIF HK and Huaya, and the latter two entities were disposed of on May 31, 2022. For the three and nine months ended April 30, 2023, the Company operates its business through ATIF Inc.

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

The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements as of and for the nine months ended April 30, 2023 in this report:

	April 30, 2023
Foreign currency	Period-end spot rate	Average rate
RMB: 1USD	0.1447	0.1439
HKD: 1USD	0.1282	0.1282

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of April 30, 2023 and July 31, 2022, which is the consulting service business.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainty

(a)	Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily cash, accounts receivables and due from buyers of LGC. The carrying amounts of cash represent the maximum exposure to credit risk. As of April 30, 2023 and July 31, 2022, the Company had cash of $0.5 million and $1.8 million, respectively, which is mainly held in cash and demand deposits with several financial institutions in the United States. In the event of bankruptcy of one of these financial institutions, the Company may not be able to claim its cash and demand deposits back in full. The Company continues to monitor the financial strength of the financial institutions.

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

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended April 30, 2023, one customer accounted for 100% of the Company’s consolidated revenue. For the three months ended April 30, 2022, one customer accounted for 97% of the Company’s total revenue.

For the nine months ended April 30, 2023, four customers accounted for 28%, 28%, 26% and 17% of the Company’s consolidated revenue, respectively. For the nine months ended April 30, 2022, two customer accounted for 63% and 32% of the Company’s total revenue, respectively.

As of April 30, 2023, four customers accounted for 37%, 34%, 18% and 11% of accounts receivable. As of July 31, 2022, the Company had no accounts receivables due from third parties. In addition, as of April 30, 2023 and July 31, 2022, the Company also had one related party which accounted for 100% of accounts receivable due from related parties.

For the three and nine months ended April 30, 2023 and 2022, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DUE FROM BUYERS OF LEAPING GROUP CORPORATION (“LGC”)

On January 29, 2021, the Company completed a disposition of 51.2% of the equity interest of LGC. The Company sold all of its shares of LGC to Jiang Bo, Jiang Tao and Wang Di (collectively, the “Buyers”) in exchange for (i) 1,111,110 ordinary shares of the Company owned by the Buyers and (ii) payment by the Buyers in the amount of $2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of $2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest were due on January 14, 2023. As of April 30, 2023 and July 31, 2022, the balances of due from buyers of LGC was comprised of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Principal	$2,300,000	$2,300,000
Interest	354,767	354,767
Total	$2,654,767	$2,654,767

As of the date of this report, the buyers delayed in repayments of outstanding balances to the Company as they were affected by the COVID-19. Assessing the payment ability and payment intension of these buyers, the Company expected to collect the outstanding balances in the next twelve months. However the Company did not accrue interest income for the nine months ended April 30, 2023 until it collected the amount.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Prepayment for advertising service fee (a)	$480,000	$600,000
Due from the buyer of ATIF GP	50,000	-
Advance to vendors	10,000	10,000
Others	29,503	41,210
Total	$569,503	$651,210

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for promotion services. These prepayments are typically expensed over the period when the services are performed.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Furniture, fixtures and equipment	$227,233	$218,231
Vehicles	132,670	132,670
Total	359,903	350,901
Less: accumulated depreciation	(128,168)	(78,201)
Property and equipment, net	$231,735	$272,700

Depreciation expense was $16,656 and $13,765 for the three months ended April 30, 2023 and 2022, respectively. Depreciation expense was $49,967 and $76,516 for the nine months ended April 30, 2023 and 2022, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Financial and news platform	$56,250	$56,250
Software	320,000	320,000
Total	376,250	376,250
Less: accumulated amortization	(282,919)	(222,919)
Intangible assets	$93,331	$153,331

Amortization expense was $20,000 and $20,000 for the three months ended April 30, 2023 and 2022, respectively. Amortization expense was $60,000 and $60,000 for the nine months ended April 30, 2023 and 2022, respectively.

NOTE 8 – INVESTMENTS IN TRADING SECURITIES

As of April 30, 2023 and July 31, 2022, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the unaudited condensed consolidated statement of operations and comprehensive income (loss). For the three months ended April 30, 2023 and 2022, the Company recorded an increase in fair value of $82,265 and an increase in fair value of $370,467, respectively. For the nine months ended April 30, 2023 and 2022, the Company recorded an increase in fair value of $101,381 and a decrease in fair value of $423,462, respectively.

Investments in trading securities consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Trading securities invested by ATIF	$283,668	$12,740
Trading securities invested by ATIF LP	-	20,606
	$283,668	$33,346

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG-TERM INVESTMENT

As of April 30, 2022 and July 31, 2022, the long-term investment represented equity investment without readily determinable fair value measured at measurement alternative and consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Solarever Tecnologia de America S.A. de C.V. (“Solarever”) (a)	$-	$185,000
Armstrong Logistic Inc. (“Armstrong”) (b)	-	150,000
	$-	$335,000

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

During the nine months ended April 30, 2023, the Company determined to focus on financial consulting services to its customers and sold the long-term investment to a third party investment company at cost. In return, the Company provided financial consulting services to the investment company for going public of Solarever.

As of April 30, 2023, the Company had no investment in Solarever.

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

During the nine months ended April 30, 2023, the Company determined to focus on financial consulting services to its customers and sold the long-term investment to a third party investment company at cost. In return, the Company provided financial consulting services to the investment company for going public of Armstrong.

As of April 30, 2023, the Company had no investment in Armstrong.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OPERATING LEASES

The Company leases offices space under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. Commencing in August 2022, the Company also subleased one of its office space in Irvine, California under a non-cancellable operating lease that expires in March 2024. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the three and nine months ended April 2023 and 2022, the lease costs were comprised of the following:

	For the Three Months Ended April 30,		For the nine months Ended April 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating lease expenses	$121,655	$101,580	$372,516	$372,820
Sublease income	(63,699)	-	(191,102)	-
Total lease cost	$57,956	$101,580	$181,414	$372,820

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

The following table presents the operating lease related assets and liabilities recorded on the unaudited condensed consolidated balance sheets as of April 30, 2023 and July 31, 2022.

	April 30, 2023	July 31, 2022
	(unaudited)
Right-of- use assets, net	$1,170,495	$1,383,464

Operating lease liabilities, current	478,460	433,061
Operating lease liabilities, noncurrent	747,477	985,249
Total operating lease liabilities	$1,225,937	$1,418,310

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OPERATING LEASES (continued)

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.48	3.95
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
	(unaudited)
For the three months/twelve months ended July 31, 2023	$171,296	$492,969
For the twelve months ended July 31, 2024	417,708	390,468
For the twelve months ended July 31, 2025	267,239	240,000
For the twelve months ended July 31, 2026	267,239	240,000
For the twelve months ended July 31, 2027 and thereafter	204,541	200,000
Total lease payments	1,328,023	1,563,438
Less: imputed interest	(102,086)	(145,128)
Present value of lease liabilities	$1,225,937	$1,418,310

The following is a schedule of future minimum rentals under noncancellable operating lease arrangement as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
	(unaudited)
For the three months/twelve months ending July 31, 2023	$64,486	$-
For the twelve months ending July 31, 2024	128,973	-
Total sublease income	$193,459	$-

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Investment securities payable (a)	$-	$1,466,490
Due to third parties (b)	1,092,828	500,000
Accrued legal consulting expenses	84,823	125,676
Accrued payroll expenses	246,562	51,623
Others	87,549	130,982
	$1,511,762	$2,274,771

(a)	During the year ended July 31, 2022, ATIF LP borrowed certain investment securities from an investment bank as a trading strategy. As of July 31, 2022, the balance represented the fair value of investment securities owned to the investment bank. On August 1, 2022, the Company disposed of ATIF GP, and ceased to be the investment manager of ATIF LP, and the balance of investment securities payable decreased zero as of April 30, 2023.

(b)

As of July 31, 2022, the balance due to third parties represented the proceeds collected from certain third parties, which subscribed portion of the Company’s long-term investments. Because the purchase was not closed and the Company recorded the proceeds in the account of accrued expenses and other current liabilities.

During the nine months ended April 30, 2023, the Company sold the long-term investment to a third party. As of April 30, 2023, the balance due to third parties represented the proceeds collected from investees who subscribed for the long-term investments and payable to the third party.

NOTE 12 – RELATED PARTY TRANSACTIONS

On May 31, 2022, Huaya became a related party of the Company upon transfer of equity interest in Huaya to Mr. Pishan Chi, who was a former CEO of the Company. In May 2022, Huaya engaged the Company to provide consulting services for its customers. As of April 30, 2023 and July 31, 2022, the Company had accounts receivable of $762,000 and $762,000 due from Huaya.

For the three months ended April 30, 2023, the Company did not enter into related party transactions.

For the nine months ended April 30, 2023, the Company make loans of $100,000 to Huaya. The loans were interest free and was repayable on demand. As of April 30, 2023, the Company had loans due from Huaya of $98,500, which was recorded in the account of “due from a related party”.

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

Hong Kong

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the three and nine months ended July 31, 2023 and 2022, and accordingly no provision for Hong Kong profits tax has been made in these periods.

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

For the three and nine months ended April 30, 2023, the Company recorded current income tax expenses of $8,099 and $575,056 which arose from net income earned by ATIF BC. For the three and nine months ended April 30, 2022, the Company did not recorded current or deferred income tax expenses.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – TAXES (continued)

Deferred tax assets

The Company’s deferred tax assets are comprised of the following:

	April 30, 2023	July 31, 2022
	(unaudited)
Deferred tax assets:
Allowance for doubtful account	$-	$105,059
Net operating loss carry forwards	642,107	1,563,354
Deferred tax assets before valuation allowance	642,107	1,668,413
Less: valuation allowance	(642,107)	(1,668,413)
Net deferred tax assets	$-	$-

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”) and allowance for doubtful accounts. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of April 30, 2023 and July 31, 2022, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company is subject to income taxes in the PRC. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of April 30, 2023 and July 31, 2022 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

As of April 30, 2023, we had one reporting segment, which is the provision of financial consulting services.

Our financial consulting services

Currently we provide consulting services to the companies based in North America seeking listing in U.S.. We launched our consulting services in 2015. Our aim was to assist Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas stock markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several jurisdictions outside the U.S. Our services were designed to help small and medium-sized enterprises (“SME”) in China achieve their goal of becoming public companies. In May 2022, we shifted our geographic focus from China to North America emphasizing on helping mid and small companies in North America become public companies on the U.S. capital markets. We would create a going public strategy for each client based on many factors of such client, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped three Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. Most of our current and past clients have been Chinese, U.S. and Mexican companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore with continuing focus on the North American market in the coming years.

For the nine months ended April 30, 2023 and 2022, we provided consulting services to four and two customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO and reverse merger. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with five customers, among which four are based in the North America.

Our total revenue generated from consulting services amounted to $0.1 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively. Our total revenue generated from consulting services amounted to $2.3 million and $0.8 million for the nine months ended April 30, 2023 and 2022, respectively.

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

Results of Operations

Comparison of Operation Results for the Three Months ended April 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended April 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended		Changes
	April 30, 2023	April 30, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$100,000	$261,925	$(161,925)	(62)%

Operating expenses:
Selling expenses	(72,000)	(118,682)	46,682	(39)%
General and administrative expenses	(629,934)	(479,938)	(149,996)	31%
Total operating expenses	(701,934)	(598,620)	(103,314)	17%

Loss from operations	(601,934)	(336,695)	(265,239)	79%

Other income (expenses):
Interest income, net	-	296,808	(296,808)	(100)%
Other income (expenses), net	191,998	(69,819)	261,817	(375)%
Income from investment in trading securities	82,265	370,467	(288,202)	(78)%
Total other income, net	274,263	597,456	(323,193)	(54)%

(Loss) income before income taxes	(327,671)	260,761	(588,432)	(226)%

Income tax provision	(8,099)	-	(8,099)	100%
Net (loss) income	$(335,770)	$260,761	$(596,531)	(229)%

Revenues. Our total revenue decreased by $0.2 million from $0.3 million in the quarter ended April 30, 2022, to $0.1 million in quarter ended April 30, 2023. During the three months ended April 30, 2023 and 2022, we provided consulting services to one and one customers, and earned consulting fee income of $0.1 million and $0.3 million, respectively. The decrease in consulting fee income was primarily because the Company provided fewer consulting services to the customers in the three months ended April 30, 2023, as compared with the same period of 2022.

Selling expenses. Selling expenses decreased from $0.1 million in the quarter ended April 30, 2022 to $72,000 in the quarter ended April 30, 2023. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease in our selling expenses was primarily due to a decrease in consulting service fees for two consultants and marketing services for three consulting firms incurred during the three months ended April 30, 2022.

As a percentage of sales, our selling expenses were 72% and 45% of our total revenues for the three months ended April 30, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses increased by $0.1 million, or 31%, from $0.5 million in the quarter ended April 30, 2022 to $0.6 million in the same period of 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The increase was mainly due that we incurred increasing professional service fees during the three months ended April 30, 2023 for filing of our Form S-3.

As a percentage of sales, our general and administrative expenses were 630% and 183% of our total revenues for the three months ended April 30, 2023 and 2022, respectively.

Gain (loss) from investment in trading securities. Gain (loss) from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the three months ended April 30, 2023 and 2022, the Company recorded a gain from investment in trading securities of $82,265 and $0.4 million, respectively.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the three months ended April 30, 2023, and accordingly no provision for Hong Kong profits tax had been made in these periods.

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

Income tax expense was $8,099 for the three months ended April 30, 2023, which arose from net income earned by ATIF BC. Income tax expense was $nil for the three months ended April 30, 2022 due to significant net operating loss in fiscal year 2022 which resulted in taxable losses.

Net loss (income). As a result of foregoing, net loss was $0.3 million for the three months ended April 30, 2023, a change of $0.6 million from net income of $0.3 million for the three months ended April 30, 2022.

Comparison of Operation Results for the Nine months ended April 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended April 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Nine months ended		Changes
	April 30, 2023	April 30, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$2,300,000	$786,080	$1,513,920	193%

Operating expenses:
Selling expenses	(125,000)	(343,795)	218,795	(64)%
General and administrative expenses	(1,710,942)	(2,185,193)	474,251	(22)%
Total operating expenses	(1,835,942)	(2,528,988)	693,046	(27)%

Income (loss) from operations	464,058	(1,742,908)	2,206,966	(127)%

Other income (expenses):
Interest income, net	1,874	296,860	(294,986)	(99)%
Other income (expenses), net	314,401	(123,423)	437,824	(355)%
Income (loss) from investment in trading securities	101,381	(423,462)	524,843	(124)%
Gain from disposal of subsidiaries	56,038	-	56,038	100%
Total other income (expenses), net	473,694	(250,025)	723,719	(289)%

Income (loss) before income taxes	937,752	(1,992,933)	2,930,685	(147)%

Income tax provision	(575,056)	-	(575,056)	100%
Net income (loss)	$362,696	$(1,992,933)	$2,355,629	(118)%

Revenues. Our total revenue increased by $1.5 million from $0.8 million in the nine months ended April 30, 2022, to $2.3 million in nine months ended April 30, 2023. During the nine months ended April 30, 2023 and 2022, we provided consulting services to four and two major customers, respectively, leading to higher consulting service fees earned.

Selling expenses. Selling expenses decreased by $0.2 million, or 64%, from $0.3 million in the nine months ended April 30, 2022 to $0.1 million in the nine months ended April 30, 2023. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease was mainly because of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our absolute amount of selling expenses were 5% and 44% of our total revenues for the nine months ended April 30, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.5 million, or 22%, from $2.2 million in the nine months ended April 30, 2022 to $1.7 million in the same period of 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. The decrease was mainly due to the decrease of expenses as a result of disposal of ATIF HK and termination of Qianhai VIE Agreement.

As a percentage of sales, our general and administrative expenses were 74% and 278% of our total revenues for the nine months ended April 30, 2023 and 2022, respectively.

Income (loss) from investment in trading securities. Income (loss) from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the nine months ended April 30, 2023 and 2022, the Company recorded a gain from investment in trading securities of $0.1 million and a loss of $0.4 million, respectively.

Gain from disposal of subsidiaries. For the nine months ended April 30, 2023, the Company reported a gain of $0.06 million from disposal of ATIF GP. For nine months ended April 30, 2022, the Company did not record gain or loss from disposal of subsidiaries.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is subject to Hong Kong profits tax at a rate of 16.5%. However, ATIF HK did not have any assessable profits arising in or derived from Hong Kong for the nine months ended April 30, 2022, and accordingly no provision for Hong Kong profits tax had been made in these periods.

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

Income tax expense was $0.6 million for the nine months ended April 30, 2023, which arose from net income earned by ATIF BC. Income tax expense was $nil for the nine months ended April 30, 2022 due to significant net operating loss in fiscal year 2022 which resulted in taxable losses.

Net income (loss). As a result of foregoing, net income was $0.4 million for the nine months ended April 30, 2023, a change of $2.4 million from net loss of $2.0 million for the nine months ended April 30, 2022.

Capital Commitments and Contingencies

We had no material capital commitments as of April 30, 2023.

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

We are currently evaluating how it will respond to Boustead’s motion for leave. In summary, the Boustead litigation is currently in the pleadings stage. Our management believes it is premature to assess and predict the outcome of this pending litigation.

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

Liquidity and Going concern

For the three and nine months ended April 30, 2023, the Company reported a net loss of $0.3 million and a net income of $0.4 million, respectively. For the three and nine months ended April 30, 2022, the Company reported a net income of $0.3 million and a net loss of $2.0 million, respectively. For the nine months ended April 30, 2023 and 2022, the Company reported operating cash outflows of $1.4 million and $0.3 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of April 30, 2023, the Company had cash of $0.5 million. On the other hand, the Company had current liabilities of $2.6 million. Currently the Company had four service-in-progress agreements, and expected to collect consulting service fees of $3.3  million for the next 12 months. Due to the impact of COVID-19, some of our existing customers may experience financial distress or business disruptions, which could lead to potential delay or default on their payments. Any increased difficulty in collecting accounts receivable, or early termination of our existing consulting service agreements due to deterioration in economic conditions could further negatively impact our cash flows. Given these factors, our potential customers’ perception and confidence to go public in the United States has been negatively impacted and our operating revenue and cash flows may continue to underperform in the near terms. Although we had cash of $0.5 million as of April 30, 2023, given the above mentioned uncertainties, the management believes that the Company will continue as a going concern in the following 12 months from the date the Company’s unaudited condensed consolidated financial statements are issued.

Currently, the Company intends to finance its future working capital requirements and capital expenditures from cash generated from operating activities and funds raised from equity financings. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

The following table sets forth summary of our cash flows for the years indicated:

	For the nine months Ended April 30,
	2023	2022
	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,361,108)	$(283,267)
Net cash provided by (used in) investing activities	78,557	(2,157,457)
Net cash used in financing activities	-	(1,960,946)
Effect of exchange rate changes on cash	-	110,968
Net decrease in cash	(1,282,551)	(4,290,702)
Cash, beginning of period	1,750,137	5,596,740
Cash, end of period	$467,586	$1,306,038

Operating Activities

Net cash used in operating activities was $1.4 million in the nine months ended April 30, 2023. Net cash used in operating activities was primarily comprised of net income of $0.4 million, adjusted for amortization of right of use assets of $0.3 million, and net changes in our operating assets and liabilities, principally comprising of i) an increase of accounts receivable of $1.8 million as we provided financial consulting services to more customers during the nine months ended April 30, 2023, and ii) an increase of income tax payable of $0.6 million arising from net profit generated by one of our subsidiaries.

Net cash used in operating activities was $0.3 million for the nine months ended April 30, 2022. Net cash used in operating activities mainly derived from (i) net loss of $2.0 million for the nine months ended April 30, 2022, adjusted for noncash depreciation and amortization expenses of $0.1 million and loss from investments in trading securities of $0.4 million, and (ii) net changes in our operating assets and liabilities, principally comprising of an increase of $1.1 million in accrued expenses and other current liabilities as we ordered investments in trading securities through security accounts but the broker cleared our accounts in February 2022, and an increase of $0.6 million in prepaid expenses and other current assets as a result of collections.

Investing Activities

Net cash provided by investing activities was $78,557 in the nine months ended April 30, 2023, primarily provided by release of investment in equity investees of $0.3 million, partially offset by loans of $0.1 million to a related party, and investment in trading securities of $0.1 million.

Net cash used in investing activities amounted to $2.2 million for the nine months ended April 30, 2022, which primarily included the investments of $2.4 million in trading securities, partially offset by proceeds of $0.3 million from disposal of two vehicles.

Financing Activities

For the nine months ended April 30, 2023, the Company did not generate cash flows from financing activities.

Net cash used in financing activities was $2.0 million the nine months ended April 30, 2022, attributable to payment of $3.0 million to a limited partner of ATIF LP, as withdrawal of investment and investment gain, partially offset by proceeds of $1.1 million in relation to exercise of warrants by investors who subscribed for ordinary shares offered in registered direct offering which closed in November 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2023. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2023, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred, during fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATIF HOLDINGS LIMITED

June 14, 2023	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer