Form 10-K
period 2023-07-31
ATIF Holdings Ltd
filed 2023-11-13
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $11,159,352 as of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s ordinary shares on such date of $2.56 per share, as reported on the Nasdaq Capital Market.

As of November 13, 2023, the registrant had 9,627,452 ordinary shares outstanding.

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

This annual report on Form 10-K includes our audited consolidated financial statements for the fiscal years ended July 31, 2023 and 2022.

This annual report contains translations of certain Renminbi (“RMB”) and Hong Kong Dollar (“HK$”) amounts into U.S. dollars at specified rates. Unless otherwise stated, the translation of RMB into U.S. dollars has been made at RMB 7.1426 to US$1.00 and the translation of HK$ into U.S. dollars has been made at HK$7.8000 to US$1.00 in effect on July 31, 2023. We make no representation that any RMB/HK$ or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or RMB/HK$, as the case may be, at any particular rate, the rates stated below, or at all. The PRC government imposes controls over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a British Virgin Islands business company. We are a business consulting company providing financial consulting services to small and medium-sized enterprises (“SMEs”) and prior to August 1, 2022, our Affiliated Entity ATIF USA, managed a private equity fund with approximately $1.3 million assets under management (“AUM”). Since our inception in 2015, the main focus of our consulting business has been providing comprehensive going public consulting services designed to help SMEs become public companies on suitable stock markets and exchanges. Our goal is to become an international financial consulting company with clients and offices throughout North America and Asia. In order to expand our business with a flexible business concept and reach our goal of high growth revenue and strong profit growth, on January 4, 2021, we opened an office in California, USA, through our wholly owned subsidiary ATIF USA. Our clients located within United States are serviced by ATIF USA. ATIF BVI relies on a professional service team, who is rich in business consulting experiences, extensive social relations, and international integrated services, to make the IPO process as easy as possible for its clients. We operate with competitive fee schedules and in the cases of clients with attractive financial performance and/or great growth potential, we would offer the option of paying no fees upfront.

To mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore, we decided to divest our PRC subsidiaries. As of May 31, 2022, we completed the transfer of our equity interest in ATIF Limited, a Hong Kong corporation (“ATIF HK”) and Huaya Consulting (Shenzhen) Co., Ltd., corporation formed under the laws of the PRC (“Huaya”) to Mr. Pishan Chi, our former director and CEO, for no consideration.

We have primarily focused on helping clients going public on the national stock exchanges and OTC Markets in the U.S. As of the date of this annual report, we have provided financial consulting services to SMEs in the United States, Mexico, China and Hong Kong. The following table illustrates the breakdown of our total revenue, organized by customers’ locations for the years ended July 31, 2023 and 2022.

	Year ended July 31, 2023	Percentage of Total	Year ended July 31, 2022	Percentage of Total
	Revenue	revenue	Revenue	revenue
Hong Kong	600,000	24.5%	497,594	29.8%
Mainland China	-		1,128,508	67.7%
USA	1,200,000	49.0%	41,208	2.5%
Mexico	650,000	26.5%	-	-
Total revenue, net	$2,450,000	100%	$1,667,310	100%

Recent Developments

On January 4, 2021, we announced the relocation of our operating headquarter to California, USA, through our wholly owned subsidiary ATIF USA. As part of this relocation, we transitioned our services from the variable interest entity (“VIE”), Qianhai Asia Times (Shenzhen) International Financial Services Co., Ltd. (“Qianhai”), to ATIF USA and Huaya by terminating the VIE agreements between the Company and Qianhai on February 3, 2021. We did this to simplify the management chain and improve management control, with the goal of lowering costs. We believe that this streamlined management model and strategic partnership strategy is in line with the current fast-changing and competitive business environment and will provide us with strong growth capability. The termination of the VIE agreement with Qianhai did not adversely affect Huaya, our business, financial condition, and results of operations.

On January 14, 2021, the Company entered into the sales and purchase agreement (the “Sales and Purchase Agreement”) with the majority shareholders of Leaping Group Co., Ltd. (“LGC”) consisting of Jiang Bo, Jiang Tao and Wang Di (collectively the “LGC Buyers”) to sell our 51.2% equity interest in LGC. Pursuant to the Sales and Purchase Agreement, the Company sold 10,217,230 ordinary shares of LGC in exchange for (i) 5,555,548 ordinary shares of the Company owned by the LGC Buyers, and (ii) a cash payment of US$2,300,000 payable by January 14, 2023 at an interest rate of 10% per annum. As of the date of this annual report, the 5,555,548 ordinary shares owned by the LGC Buyers have been returned to the Company and the $2.3 million cash payment has not yet been received from the LGC Buyers. For the years ended July 31, 2021 and 2020, we reported net loss of $6.6 million and $11.0 million from discontinued operations of LGC as a separate component in the consolidated statements of operations. In addition, for the year ended July 31, 2023, the Company provided full provision against the principal and interest aggregating approximately $2.7 million due from the shareholders of LGC.

As a result of termination of the VIE agreements and sale of all our equity interests in LGC, we currently do not have a VIE structure.

On February 16, 2021, we established ATIF-1, LP (“ATIF LP”) as a private equity fund, with ATIF USA as the investment manager and ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner of ATIF LP. As of July 31, 2022, we owned a 76.6% interest in ATIF LP as a limited partner. As of July 31, 2022, ATIF LP had approximately $1.3 million assets under management (“AUM”). ATIF GP’s investment strategy involves directional long and short investments in equity securities, primarily issued by large cap U.S. companies, and American Depositary Receipts (“ADRs”) related to Chinese companies of various sizes, including private companies. Due to significant volatility in stock market, the private equity fund lost $1.5 million in fiscal year 2022 as compared to gain $0.2 million in fiscal year 2021. On August 1, 2022, ATIF USA entered into and closed a sales and purchase agreement (the “ATIF GP Agreement”) with Asia Time (HK) International Finance Service Limited (the “Buyer”) pursuant to which ATIF USA sold all of its membership interests in ATIF GP to the Buyer for cash consideration of US$50,000. Upon   the closing of the Agreement on August 1, 2022, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP. For the year ended July 31, 2023, the Company recorded a gain of $56,038 from the transfer of equity interest.

On August 23, 2021, we completed a one (1) for five (5) reverse stock split of our issued and outstanding ordinary shares.

On December 22, 2021, we established ATIF BD which is engaged in consultancy and information technology support services.

On April 25, 2022, we established ATIF Investment which is engaged in consultancy and information technology support services.

On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya to Mr. Pishan Chi, our former director and CEO, for no consideration. The transfer of equity interest was to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore.

On October 6, 2022, we established ATIF Business Consulting which is engaged in IPO consulting services in North America.

On October 7, 2022, we established ATIF Business Management which plans to provide comprehensive services, such as investors’ relationships and secretarial services in North America in future.

Corporate Structure

The following diagram illustrates our current corporate structure :

Competitive Strengths

We believe that the following strengths enable us to stand out in the financial service industry and differentiate us from our competitors:

Experienced and Highly Qualified Team

We have a highly qualified professional service team with extensive experience in going public consulting services. Our professional team members have an average of five years of experience in their respective fields of international finance, capital market, cross-border and domestic listing services, and marketing. The majority of the members of our team previously worked in the technology or finance industries. We highly value members of our qualified professional team and are on the constant lookout for new talents to join our team.

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

Cash Distribution

Under our current corporate structure, to fund any liquidity requirements an entity in our corporate group may have, an Affiliated Entity may rely on dividend payments from ATIF BVI and ATIF BVI may receive distributions or cash transfers from an Affiliated Entity. As of the date of this annual report, there are no currency exchange restrictions or limitations imposed on the transfer of capital within our corporate structure, except that the transfers are subject to money laundering and anti-corruption rules and regulations. However, there is no guarantee that the applicable government will not promulgate new laws or regulations that may impose such restrictions on currency exchanges in the future. As of the date of this annual report, no transfer of non-cash assets has occurred between ATIF BVI and any of its subsidiaries. The following table illustrates the breakdown of our cash transfer within our organization as of July 31, 2023:

Lender	Borrower	Amount Due
ATIF BVI	ATIF USA	$2,357,000
ATIF BVI	ATIF INVESTMENT LTD	$397,172
ATIF Business Consulting LLC	ATIF BVI	$935,000

The following table illustrates the breakdown of our cash transfer within our organization  as of the day of the year ended July 31, 2022:

Lender	Borrower	Amount Due
ATIF BVI	ATIF HK	$8,278,243.47
ATIF BVI	ATIF USA	$1,200,000.00
ATIF HK	VIE	$-
ATIF HK	Huaya	$640,964.92

Following the completion of the transfer of equity interest in ATIF HK and termination of VIE structure, the Company doesn’t have any interest or obligation in relation to the outstanding loan between ATIF HK, VIE and Huaya.

As of the date of this annual report, neither ATIF BVI nor its subsidiaries has a cash management policy. None of ATIF BVI’s subsidiaries has ever paid dividends, made distributions, transferred cash or other assets by kind to ATIF BVI or its shareholders directly or indirectly. However, there is no assurance that the Chinese government will not, in the future, intervene or impose restrictions or limitations on the Company’s ability to generate income out of mainland China and Hong Kong. Also ATIF BVI has not made any distributions or paid dividends to its shareholders, including U.S. investors, as of the date of this annual report.

As of the date of this annual report, none of the Affiliate Entities has made any dividends or distributions to ATIF BVI, nor has ATIF BVI made any dividends or distributions to its shareholders. We intend to keep any future earnings to re-invest in and finance the expansion of our business on global platform. If ATIF BVI determines to pay dividends on any of its Ordinary Shares in the future, as a holding company, it may derive funds for such distribution from its own cash position or contributions from its subsidiaries.

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

We launched our consulting services in 2015. Our aim was to assist these Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several overseas jurisdictions. Our services are designed to help SMEs in China achieve their goal of becoming public companies. We create a going public strategy for each client based on many factors, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to July 31, 2023, we have successfully helped nine Chinese enterprises to be quoted on the U.S. OTC markets along with one client getting listed on Nasdaq Stock Market and are currently assisting our other clients in their respective going public efforts.  All of our current and past clients have been Chinese companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore, by as opportunities arises.

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

On January 14, 2021, the Company entered into the Sale and Purchase Agreement with the majority shareholders of LGC consisting of Jiang Bo, Jiang Tao and Wang Di (collectively the “LGC Buyers”) to sell all interests in LGC. Pursuant to the Sales and Purchase Agreement, the Company sold 10,217,230 ordinary shares of LGC in exchange for (i) 5,555,548 ordinary shares of the Company owned by the LGC Buyers, and (ii) payment by the LGC Buyers in the amount of US$2,300,000 plus interest at an interest rate of 10% per annum on the unpaid amount if the principal amount of US$2,300,000 is not paid by January 14, 2022. All principal and accrued and unpaid interest shall be due on January 14, 2023. As of the date of this annual report, the 5,555,548 shares of ordinary shares owned by the LGC Buyers have been returned to the Company and the $2.3 million cash payment has not yet been received from the LGC Buyers. For the years ended July 31, 2021 and 2020, we reported net loss of $6.6 million and $11.0 million from discontinued operations of LGC as a separate component in the consolidated statements of operations. After completion of the transaction, the Company shall no longer hold any shares of LGC and LGC shall no longer be subsidiary of ATIF. The Sales and Purchase Agreement closed on January 29, 2021.

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

On February 16, 2021, we established ATIF-1, LP (“ATIF LP”) as a private equity fund through our indirectly-wholly owned subsidiary, ATIF-1 GP, LLC (“ATIF GP”), a Delaware limited liability company, as the general partner. As of July 31, 2022, we own a 76.6% limited partner interest in ATIF LP. ATIF LP manages, as of July 31, 2022, approximately $1.3 million assets under management (“AUM”). The investment strategy of the fund involves directional long and short investments in equity securities, primarily issued by U.S. large capitalization companies, and American Depositary Receipts (“ADRs”) related to Chinese companies of various sizes, including private companies. The investment manager for the fund is ATIF Inc. Due to significant volatility in stock market, the private equity fund lost $1.5 million in fiscal year 2022 as compared to gain $0.2 million in fiscal year 2021. On August 1, 2022, ATIF USA entered into and closed a Sale and Purchase Agreement with Asia Time (HK) International Finance Service Limited (the “Buyer”), pursuant to which ATIF USA sold all of its membership interests in ATIF GP (the “Agreement”) to the Buyer for cash consideration of US$50,000. Upon   the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP. For the year ended July 31, 2023, the Company recorded a gain of $56,038   from the transfer of equity interest.

On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya to Mr. Pishan Chi for $nil consideration. The transfer of equity interest was to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore. We determined that the transfer of our equity interest in ATIF HK and Huaya did not have a major effect on our operations and financial results as we did not change our way of running business. We also determined that the transfer of equity interest does not represent a strategic shift in our business because there was no change to our operation of our consulting services. There was no change to the nature of our business, and did not affect our customers in North America, which is the major geographic market area of our business. However, we intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. Before the disposal of ATIF HK and Huaya, operating revenue generated through Huaya amounted to $366,508 and $401,292, and net income (loss) amounted to $(812,434) and $86,758 for the years ended July 31, 2023 and 2022 respectively. The disposal of Huaya did not cause a material impairment of our long-lived assets (primarily including fixed assets such as office furniture and equipment and automobile) because it had no long-lived assets as of May 31, 2022.

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

We are constantly seeking new and effective marketing channels in order to grow into an international consulting company with clients and branches throughout Asia and North America. To complement and facilitate our growth perspectives, in 2018, we launched AT Consulting Center, we believe, it has the great potential in becoming instrumental in our marketing efforts for continued growth of our consulting business.

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

Major Customers

The majority of our clients are small to medium-sized enterprises seeking growth and expansion through going public on recognized exchanges, and $2.5 million and $1.6 million was generated from our consulting services for the fiscal years ended July 31, 2023 and 2022, respectively. For the year ended July 31, 2023, our clients were based in North America and Hong Kong. The number of our new consulting service clients was four and five for the fiscal years ended July 31, 2023 and 2022, respectively. Due to the nature of our consulting business, which requires us to dedicate a large amount of resources to each of our clients, we were able to generate a relatively large revenue from a small number of clients. As a result, we had four and three clients that accounted for more than 10% of our total revenues, for the fiscal years ended July 31, 2023 and 2022, respectively. As we continue to expand and grow the number of clients, we expect the risks arising from customer concentration will be mitigated accordingly.

Employees

As of July 31, 2023, we had 13 full-time employees, including 1 in China and 12 in America. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe our employee relations are good.

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

Below are images of our trademarks:

Recent Regulatory Development

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding consumer protection, worker classification, wage and hour, sick pay and leaves of absence, anti-discrimination and harassment, whistleblower protections, background checks, privacy, data security, intellectual property, health and safety, environmental, competition, fees and payments, pricing, product liability and disclosures, property damage, communications, employee benefits, taxation, unionization and collective bargaining, contracts, arbitration agreements, class action waivers, terms of service, and accessibility of our website.

These laws and regulations are constantly evolving and may be interpreted, applied, created, superseded, or amended in a manner that could harm our business. These changes may occur immediately or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state and local administrative agencies. As we expand our business into new markets or introduce new features or offerings into existing markets, regulatory bodies or courts may claim that we are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions. This section summarizes the principal regulations applicable to our business.

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

U.S. Labor and Employment Laws

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits such as those to be imposed by recently enacted legislation in California, increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our office is designed to be accessible to the disabled, we could be required to make modifications to our office to provide service to, or make reasonable accommodations for, disabled persons.

U.S. Data Protection and Privacy Laws

California has several laws protecting the literary works read by California residents. The California Reader Privacy Act protects information about the books California residents read from electronic services. Such information cannot be disclosed except pursuant to an individual’s affirmative consent, a warrant or court order with limited exceptions, such as imminent danger of serious injury. California Education Code Section 99122 requires for-profit postsecondary educational institutions to post a social media privacy policy on their website.

The Digital Millennium Copyright Act (DMCA) provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

The Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

The California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, provides consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16.

The California Privacy Rights Act (CPRA), Virginia Consumer Data Protection Act (CDPA) and Colorado Privacy Act (CPA) all will come into effect on January 1, 2023. These laws provide consumers with the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. The CPRA also includes special requirements for California consumers under the age of 16.

The Holding Foreign Companies Accountable Act

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (“HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. On December 18, 2020, the Holding Foreign Companies Accountable Act or HFCAA was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years. As a result of the HFCAA, trading in ATIF BVI’s securities may be prohibited if the PCAOB determines that it cannot inspect or fully investigate ATIF BVI’s auditor. Furthermore, in June 2021, the Senate passed the AHFCAA, which was signed into law on December 29, 2022, reducing the time period for delisting of foreign companies under the HFCAA to two consecutive years, instead of three years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. Our independent registered public accounting firm is headquartered in Denver, Colorado, and has been inspected by the PCAOB on a regular basis and as such, it is not affected by or subject to the PCAOB’s 2021 Determination Report. On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate the previous 2021 Determination Report to the contrary. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA and AHFCAA and/or PCAOB may consider the need to issue new determinations consistent with the HFCAA and Rule 6100.

The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

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

ITEM 1A. RISK FACTORS

An investment in our ordinary shares involves a high degree of risk. You should carefully consider the summary of risk factors described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our ordinary shares could decline, and you may lose all or part of your investment. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. The risk factors below do not address all the risks relating to securities, business and operations, and financial condition.

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

We have incurred net losses for the year ended July 31, 2023 and expect losses to continue in the near future.

For the fiscal year ended July 31, 2023, we incurred a loss of $2.9 million.  Our operations have been adversely affected by the effect of Covid 19. In addition, the PRC has recently issued statements that may have the effect of slowing down our business consulting services of assisting PRC companies to go public in the United States. As a result, until the PRC further clarifies its views and regulations regarding PRC companies seeking to go public in the United States, and PRC companies are comfortable with the business climate and seeking our services, we anticipate that we continue to experience losses in the future.

Raising additional capital may cause dilution to our existing stockholders

As of July 31, 2023, we had cash of $0.6 million. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

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

We may not be able to sustain our historical rapid growth and/or may not be able to grow our business at all. Our net revenue increased from $3.6 million for the fiscal year ended July 31, 2017 and $5.3 million for the fiscal year ended July 31, 2018. However, our net revenue decreased to $1.7 million, $0.9 million and $0.6 million for the fiscal year ended July 31, 2022, 2021 and 2020, respectively. Our net income was $0.6 million for the fiscal year ended July 31, 2017, $1.9 million for the fiscal year ended July 31, 2018, and $0.4 million for the fiscal year ended July 31, 2019, and decreased to a net loss of $17.3 million for the fiscal year ended July 31, 2020, and a net loss of $9.0 million for the fiscal year 2021, and our net losses were $2.9 million and $3.4 million for the years ended July 31, 2023 and 2022 respectively. However, our historical growth rate, limited history of operation, changes to business operations, among other factors, make it difficult to evaluate our prospects.

Substantial doubt about our ability to continue as a going concern.

Because of our losses from operations, working capital deficit, and our requirement of additional capital to fund our current operating plan, at July 31, 2023, these factors indicate the existence of an uncertainty that raises substantial doubt about our ability to continue as a going concern and is dependent on our ability to raise addition working capital through debt or equity financings.

We may incur liability for unpaid taxes, including interest and penalties.

In the normal course of business, we may be subject to challenges from various taxing authorities regarding the amounts of taxes due. The taxing authorities may take the position that we owe more taxes than we have paid. We recorded tax liabilities of approximately $31,200  and $0.1 million as of July 31, 2023 and 2022, respectively, for the possible underpayment of income and business taxes. It is possible that our tax for past taxes may be higher than those amounts if the authorities determine that we are subject to penalties or that we have not paid the correct amount. Although our management believes it may be able to negotiate with local taxing authorities a reduction to any amounts that such authorities may believe are due and a reduction to any interest or penalties thereon, we have no guarantee that we will be able to negotiate such a reduction. To the extent we are able to negotiate such amounts, national-level taxing authorities may take the position that localities are without power to reduce such liabilities, and such taxing authorities may attempt to collect unpaid taxes, interest and penalties in amounts greatly exceeding management’s estimates.

Changes in the U.S. capital markets could make our services less attractive to our clients and adversely affect our business and financial condition.

Our consulting services help our clients become public companies. For the year ended July 31, 2023, our clients were primarily based in Hong Kong and North America. We are expanding our consulting services to include Chinese domestic exchanges and the Hong Kong Stock Exchange, but currently, all of our former and current clients have chosen to go public in the U.S. We believe this is due to the more flexible rules provided by the U.S. OTC markets and exchanges than the Chinese domestic exchanges, as well as the attractive financing and growth opportunities the U.S. capital market, which has remained relatively stable comparing to the Chinese capital market, are perceived to be able to provide to the Chinese enterprises. As a result, our going public consulting business has flourished since its inception in 2015. However, changes in the U.S. capital markets could make our service less desirable to Chinese enterprises. For example, if the U.S. OTC markets and exchanges make their rules more stringent to Chinese enterprises, then fewer Chinese enterprises will be able to use our consulting services to go public in the U.S., and our business and financial condition will be adversely affected as a result.

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

We generated the bulk of our total revenues from going public consulting services provided to small and medium-sized enterprises. Unlike other service businesses that have the potential of retaining their clients for long-term and recurring services, our consulting contractual relationships with our clients usually last for 12 months; there is no recurring business from our clients once they become public companies. Therefore, we face the constant challenge of identifying and recruiting new clients in order to maintain our operations and cash flows, which are difficult for us to predict from year to year.

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

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration. Briefing on the Company’s motion to compel concluded on August 23, 2022 Since the agreement between ATIF and Boustead contains a valid arbitration clause that applies to Boustead’s breach of contract claim, and the parties have not engaged in discovery, on February 14, 2023, the Court ordered that ATIF’s motion to compel arbitration is granted and this case is stayed pending arbitration.

On March 10, 2023, Boustead filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and the case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief.

Our management believes it is premature to assess and predict the outcome of this pending arbitration.

We may be subject to damages resulting from unauthorized access or hacking and other cyber risks.

Hacking is the process of attempting to gain or successfully gaining unauthorized access to computer system. As with any website, our websites may be subject to hacking regardless of whether we have in place securities systems which limit access to our platform. When a person engages in website hacking, he or she takes control of the website from the website owner. Password hacking is obtaining a user’s secret password from data that has been stored in or transmitted by a computer system. Computer hacking is obtaining access to and viewing, creating or editing material without authorization. Hackers can bring a website down by causing large numbers of users to seek to access the website without the knowledge of the users, which is known as denial-of-service hacking. Despite our disclaimers, injured parties may seek to obtain damages from us for their loss. Thus, in additional to any financial or reputation losses that we may sustain, it is possible that a court or administrative body may hold us liable for damages sustained by others. Any such losses could materially impair our financial condition and our ability to conduct business.

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

We depend heavily on a limited number of clients.

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We rely on information management systems and any damage, interruption or compromise of our information management systems or data could disrupt and harm our business.

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. Additionally, we collect and store data that is sensitive to our company. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Our information management systems and the data contained therein may be vulnerable to damage, including interruption due to power loss, system and network failures, operator negligence and similar causes.

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth.

We do not know whether we will be able to continue successfully implementing our business strategy or whether our business strategy will ultimately be successful. In assessing our ability to meet these challenges, a potential investor should take into account our lack of operating history, our management’s relative inexperience, the competitive conditions existing in our industry and general economic conditions. Our growth is largely dependent on our ability to successfully implement our business strategy. Our revenues may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Our service offerings may not be accepted.

We constantly seek to modify our service offerings to the marketplace. As is typically the case evolving service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty. The success of our service offerings primarily depends on the interest of our customers. In general, achieving market acceptance for our services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers.

These risks could materially affect our business, results of operation or financial condition and affect the value of our securities. Additional risks and uncertainties that are not yet identified may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment. You could lose all or part of your investment. For more information, see “Where You Can Find More Information.”

Risks Relating to Doing Business in China

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations.

If the Company is engaged by clients in mainland China and Hong Kong and we derive revenue from mainland China and Hong Kong, our business, financial condition, results of operations, and prospects may be influenced, to a degree, by political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, including the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a significant portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industries by imposing regulatory guidance or policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government, or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, reduce demand for our services, and weaken our competitive position. The Chinese government has implemented various measures to encourage economic growth and guided the allocation of various types of resources. Some of these measures may benefit the overall Chinese economy, but others may have a negative effect on our operations.

The legal system in the PRC is not as developed as in some other jurisdictions, such as the U.S. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties. Uncertainties arising from the legal system in China, including uncertainties regarding the interpretation and enforcement of PRC laws and the possibility that regulations and rules can change quickly with little advance notice, could hinder our ability to offer or continue to offer securities, result in a material adverse change to our client’s business operations and our ability to provide them services, which could materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

The Chinese government exerts substantial influence over the manner in which we conduct our business  activities in PRC.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulations and state ownership. Our ability and our PRC clients’ ability to conduct business in China may be harmed by changes in its laws and regulations, including those relating to taxation, property and other matters, which could result in a material change in our operations, our PRC clients’ operations and the value of the securities we are registering. The central or local governments of these jurisdictions may impose new and restrictive regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, and result in a material change in our operations and/or that of our clients.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that Didi Global Inc.’s application be removed from all the smartphone application stores in China.

Given the example of Didi Global Inc. and recent statements of by the Chinese government indicating an intent to exert more oversight and control overseas offerings and foreign investments in Chinese companies, our Chinese clients’ business may be subject to various government and regulatory interference once our Chinese clients’ shares are listed on a US stock exchange and such regulatory actions could significantly limit or completely hinder our ability to offer or continue to offer our services to our clients in China and directly impact our revenue.

Although we are currently not required to obtain any permission from any PRC government to conduct business in China, it will remain uncertain when and whether we will be required to obtain any permission from the PRC government to provide services to Chinese companies, and even when we obtain such permission in accordance with the new rules and regulations, it will be unclear whether such permission will be rescinded or revoked at some point in time.

Changes in the policies of the PRC government could have a significant impact upon our ability to generate revenue from the PRC.

Currently, a significant portion of our clients operate and generate their revenue in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly impact our customers’ business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. As a result of our customers’ business operation, our ability to conduct a profitable business in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation. As of the date of this annual report, we have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor have we received any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures.

We have been closely monitoring China’s regulatory developments regarding any approvals from the CSRC, the CAC, or other PRC regulatory authorities required for our business operations. However, significant uncertainty remains about enacting, interpreting, and implementing regulatory requirements related to overseas securities offerings and other capital markets activities. The PRC government may take actions to exert more oversight and control over offerings by China-based issuers conducted overseas and/or foreign investment in such companies, which could significantly limit or ultimately hinder our ability to offer or continue to offer services to companies looking to get listed outside China and which might impact our revenue. If it is determined in the future that the approval or permissions of the CSRC, the CAC, or any other regulatory authority is required for the business operations and if we do not receive or maintain the approvals or permissions, or if we inadvertently conclude that such approvals or permissions are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approvals or permissions in the future, we may be subject to investigations by competent regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, or take other actions prohibited from engaging in a relevant business or conducting any offering. These risks could result in a material adverse change in our operations, significantly impact our revenue or ultimately hinder our ability to offer or continue to offer securities to investors, or cause such securities to decline in value or become worthless.

In light of recent events indicating greater oversight by the CAC over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business, our listing on the Nasdaq Capital Market, financial condition, results of operations, and the offering.

The Chinese regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the PRC cybersecurity and data privacy requirements in a timely manner, or at all, may subject our clients to government enforcement actions and investigations, fines, penalties, suspension or disruption of their operations, among other things. The Chinese Cybersecurity Law, which was adopted by the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and the Cybersecurity Review Measures which became effective on February 15, 2022, provided that if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of what constitute a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system puts data into different groups according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations in case the data is falsified, damaged, disclosed, illegally obtained or illegally used. In addition, on December 28, 2021, a total of thirteen governmental departments of the PRC, including the PRC State Internet Information Office, issued the Measures of Cybersecurity Review, according to which, a cybersecurity review is conducted by the CAC, to assess potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Measures of Cybersecurity Review further, if effective, would require that critical information infrastructure operators and services and data processing operators that possess personal data of at least one (1) million users must apply for a review by the Cybersecurity Review Office of PRC, if they plan to conduct securities listings on foreign exchanges. In addition to the new Measures of Cybersecurity Review, it also remains uncertain whether any future regulatory changes may impose additional restrictions on our clients.

It remains uncertain as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. Our clients may experience disruptions to their operations should they be required to have a cybersecurity review by the CAC. Any cybersecurity review could also result in uncertainty to their US stock exchange listing, future offerings, negative impacts on our share trading prices and diversion of our managerial and financial resources.

We may face negative tax implications due to the termination of the VIE structure.

We have terminated the VIE structure to mitigate the potential risks arising from the PRC government provision of new guidance to and restrictions on China-based companies raising capital offshore and currently have no VIE structure in the corporate group. However, if the relevant PRC tax authority determines that the Exclusive Service Agreement under the terminated VIE arrangements had no reasonable business purpose and involved unreasonable transfer pricing, there might be potential tax liabilities on ATIF BVI. According to the provision under the PRC Enterprise Income Tax Law, if the business transactions between related parties do not comply with principle of independent transaction and reduce the taxable income or income, the tax authorities are entitled to make an adjustment by using a reasonable method. Therefore, we cannot provide any assurance that there is no retrospective tax or other liabilities or consequences on us due to the winding-up of the VIE structure.

Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely.

The audit report included in  our annual report on Form 20-F for the year ended July 31, 2021, was issued by ZH CPA, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Ordinary Shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

Risks Relating to the our Ordinary Shares

The Warrants we sold in a Private Placement Completed on November 5, 2020 contain repricing features which may have the effect of limiting our ordinary share price and make it more expensive to raise capital in the future.

In a November 5, 2020, private placement, we sold warrants to purchase 869,565 Ordinary Shares at an exercise price of $4.60 per Ordinary Share. Each warrant will expire five years from the date of issuance. The warrant exercise price may be subject to adjustment in the event that we issue certain securities at prices below the then exercise price. In connection with our reverse stock split, the exercise price for these warrants were repriced at $2.74 per ordinary share. Until these warrants all exercised, these repricing exercise features may have the effect of limiting our ordinary share price and make it more expensive to raise capital in the future. As of July 31, 2023, 563,855 warrants have been exercised for 459,986 Ordinary Shares, among which 389,855 warrants were exercised at $2.74 per ordinary share for an aggregate total of $1.1 million, and the remaining 174,000 warrants were cashless exercises.

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

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. As we are an “emerging growth company,” we are expected to first include a management report on our internal controls over financial reporting in our annual report in the second fiscal year end following the effectiveness of our IPO. As such, these requirements applied to our annual report on Form 10-K for the fiscal year ending on July 31, 2023. Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

Volatility in the market price of our ordinary shares could lead to losses by investors.

The market price of our ordinary shares has experienced volatility in the past and may experience volatility in the future which could lead to losses for investors. Factors impacting volatility in the market price of our ordinary shares include, amongst others:

●	general market and economic conditions;

●	our results of operations;

●	issuance of new or changed securities analysts’ reports or recommendations;

●	developments impacting the industry or our competitors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

●	the public’s reaction to press releases, other public announcements by us or third parties, including our filings with the SEC;

●	guidance, if any, that we provide to the public, any changes in this guidance or failure to meet this guidance;

●	changes in the credit rating of our debt;

●	sale, or anticipated sale, of large blocks of our stock;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	our performance on ESG matters

●	litigation and governmental investigations;

●	changing economic conditions;

●	exchange rate fluctuations;

●	changes in accounting principles; and

●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to those events.

In addition, stock markets have from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Future fluctuations in stock markets may lead to volatility in the market price of our ordinary shares which could lead to losses by investors.

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

In addition, we also lease an office space in Irvine, California, for approximately 4182 square feet of office space for a term of three years from March 1, 2021 to February 29, 2024, and with monthly rental expenses of $20,073. As of August 25, 2022, we have subleased this office space to an unrelated third party company from August 25, 2022 to March 1, 2024. Our total rent expense was approximately $0.5 million and $0.5 million for the years ended July 31, 2023 and 2022, respectively.

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

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration. Briefing on the Company’s motion to compel concluded on August 23, 2022 Since the agreement between ATIF and Boustead contains a valid arbitration clause that applies to Boustead’s breach of contract claim, and the parties have not engaged in discovery, on February 14, 2023, the Court ordered that ATIF’s motion to compel arbitration is granted and this case is stayed pending arbitration.

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief.

Our management believes it is premature to assess and predict the outcome of this pending arbitration.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Ordinary shares

Our Ordinary Shares have been listed on the Nasdaq Capital Market since May 3, 2019, under the symbol “ATIF.”

Holders of Record of Ordinary Shares

As of November 13, 2023, we had approximately 29 shareholders of record for our ordinary shares. The foregoing number of shareholders of record does not include an unknown number of shareholders who hold their shares in “street name.”

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

As of July 31, 2023, we had one reporting segment, which is the provision of financial consulting services.

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

For the years ended July 31, 2023 and 2022, we provided consulting services to three and three customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies. We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with five customers, among which four are based in the North America.

Our total revenue generated from consulting services amounted to $2.5 million and $1.7 million for the years ended July 31, 2023 and 2022, respectively.

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

We are currently facing intense market competition. Some of our current or potential competitors have significantly more financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, and support of their customer acquisition and retention channels. In light of the low barriers to entry into the financial consulting industry, we expect more players to enter this market and increase the level of competition. Our ability to differentiate our services from other competitors will have a significant impact on our business growth in the future.

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

Results of Operations

The following table summarizes the results of our operations for the years ended July 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the years ended		Changes
	July 31, 2023	July 31, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues – third parties	$1,150,000	$905,310	$244,690	27%
Revenues – a related party	1,300,000	762,000	538,000	71%
Revenues	$2,450,000	$1,667,310	$782,690	47%
Cost of revenues	-	660,000	(660,000)	(100)%
Gross profit	2,450,000	1,007,310	1,442,690	143%

Operating expenses:
Selling expenses	207,238	569,529	(362,291)	(64)%
General and administrative expenses	2,241,626	2,651,361	(409,735)	(15)%
Provision against accounts receivable due from a related party	762,000	-	762,000	100%
Total operating expenses	3,210,864	3,220,890	10,026	0%

Loss from operations	(760,864)	(2,213,580)	(1,452,716)	(66)%

Other income (expenses):
Interest income, net	1,874	354,832	(352,958)	(99)%
Other income (expenses), net	314,518	(123,296)	(437,814)	(355)%
Provision against due from buyers of LGC	(2,654,767)	-	2,654,767	100%
Gain (loss) from investment in trading securities	192,102	(2,432,107)	(2,624,209)	(108)%
Gain from disposal of subsidiaries and VIE	56,038	1,043,052	(987,014)	(95)%
Total other expense, net	(2,090,235)	(1,157,519)	932,716	81%

Loss before income taxes	(2,851,099)	(3,371,099)	(522,000)	(15)%

Income tax provision	(31,200)	-	(31,200)	100%
Net loss	$(2,882,299)	$(3,371,099)	$(488,800)	(14)%

Revenues. Our total revenue increased by $0.8 million, or 47%, from $1.7 million in fiscal year 2022, to $2.5 million in fiscal year 2023, primarily attributable to an increase of $0.5 million from consulting services to related parties.

The increase in revenues from related parties was primarily because we provided consulting services to more customers on behalf of related parties. For the year ended July 31, 2023, we provided consulting services to two customers on behalf of a related party, while for the same period ended July 31, 2022, we provided consulting services to one customer on behalf of a related party.

Cost of revenues. We incurred cost of revenues of $0.7 million in the year ended July 31, 2022 which was mainly incurred for direct costs including purchase of a shell company on the over-the-counter (“OTC”) market and consulting expenses for one customer. For the year ended July 31, 2023, we did not incur such expenses.

Selling expenses. Selling expenses decreased by $0.4 million, or 64%, from $0.6 million in year ended July 31, 2022 to $0.2 million in the same period ended July 31, 2023. Our selling expenses primarily consisted of outsourced service fees charged by third-party service providers, business development expenses, potential customer referral commissions, salary and welfare expenses of our business development team, and business travel expenses. The decrease in our selling expenses was primarily due to a decrease of $0.3 million in consulting expenses. For the year ended July 31, 2023, the Company identified potential customers on its own and did not engage consultants to develop new customers. Accordingly, the Company did not incur consulting expenses for the year ended July 31, 2023.

As a percentage of sales, our selling expenses were 8% and 34% of our total revenues for the years ended July 31, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses decreased by $0.4 million, or 15%, from $2.7 million in fiscal year 2022 to $2.2 million in fiscal year 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses. The decrease in general and administrative expenses was primarily because the general and administrative expenses of the year 2022 included the expenses of $0.4 million incurred by ATIF HK and Huaya, the equity interest in which were transferred in May 2022.

As a percentage of sales, our general and administrative expenses were 91% and 159% of our total revenues for the years ended July 31, 2023 and 2022, respectively.

Provision against due from buyers of LGC. For the year ended July 31, 2023, the Company provided full provision of $2,654,767 against the balances due from buyers of LGC as the management assessed it is remote to collect the outstanding balance. The balance due from buyers of LGC arose from our disposition of  51.2% of the equity interest of LGC in January 2021.

Provision against accounts receivable due from a related party. For the year ended July 31, 2023, the Company provided full provision of $762,000 against the accounts receivable due from Huaya as the management assessed it is remote to collect the outstanding balance.

Interest income, net. For the year ended July 31, 2023, interest income arose from bank deposits. For the year ended July 31, 2022, interest income represented 1) the interest income of $0.4 million from outstanding balance of $2.3 million due from buyers of LGC arising from the Company’s disposition of 51.2% equity interest in LGC. The interest rate for outstanding balance was 10% per annum, and 2) the minimal interest income from bank deposits.

Gain (loss  ) from investment in trading securities. Loss from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the years ended July 31, 2023 and 2022, we recorded an investment gain of $0.2 million and a loss of $2.4 million, respectively.

Gain from disposal of subsidiaries.   For the year ended July 31, 2023, the Company reported a gain of approximately $56,000 from disposal of ATIF GP. For the year ended July 31, 2022, the Company reported a gain of $1.0 million from disposal of ATIF HK and Huaya.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the period from July 1, 2021 through May 31, 2022 when the Company transferred its equity interests in ATIF HK. Accordingly no provision for Hong Kong profits tax has been made in the period.

Huaya was incorporated in the PRC. Under the Income Tax Laws of the PRC, Huaya is subject to income tax at a rate of 10% under the preferential tax treatment to Smaller-scale Taxpayers for the year ended July 31, 2022.

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

Income tax expense was $31,200   for the year ended July 31, 2023 because our USA subsidiaries were making taxable   income during the year of 2023. Income tax expense was $nil for the years ended July 31, 2022 due to significant net operating loss in fiscal year of 2022 which resulted in taxable losses.

Net loss. As a result of foregoing, net loss was $2.9 million for the year ended July 31, 2023, a decrease of $0.5 million from net loss of $3.4 million in fiscal year 2022.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, working capital loans from our major shareholders, proceeds from our initial public offering, and equity financing through public offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and cash on hand. However, the Company may need to raise the cash flow from related parties, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

Liquidity and Going concern

For the years ended July 31, 2023 and 2022, the Company reported a net loss of approximately $2.9 million and $3.4 million, respectively, and operating cash outflows from continuing operations of approximately $2.3 million and $0.1 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of July 31, 2023, the Company had cash of $0.6 million and accounts receivables of $0.6 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of $1.5 million, among which $0.7 million was due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at July 31, 2023, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of July 31, 2023.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the years indicated:

	For the Years Ended July 31,
	2023	2022
Net cash used in by operating activities	$(2,333,899)	$(146,944)
Net cash provided by (used in) investing activities	459,816	(1,591,535)
Net cash provided by (used in) financing activities	729,968	(1,960,946)
Effect of exchange rate change on cash	-	(147,178)
Net decrease in cash	(1,144,115)	(3,846,603)
Cash, beginning of year	1,750,137	5,596,740
Cash, end of year	$606,022	$1,750,137

Operating Activities

Net cash used in operating activities was $2.3 million in fiscal year ended July 31, 2023. Net cash used in operating activities was primarily comprised of net loss of $2.9 million, adjusted for provision of $2.7 million against due from buyers of LGC, and provision of $0.8 million against accounts receivable due from a related party, and net changes in our operating assets and liabilities, principally comprising of (i) an increase of accounts receivable of $0.7 million due from third parties and $0.6 million due from a related party, respectively. The increase was in line with increase of revenues, and (ii) a decrease of accrued expenses and other current liabilities of $2.0 million as the Company was no longer liable to an investment bank for loss making since disposal of ATIF GP.

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

Investing Activities

Net cash provided by investing activities was $0.4 million in fiscal year 2023, primarily consisting of proceeds of $0.3 million from disposal of investments in two equity securities, redemption of $94,799 from short-term investments, proceeds of $72,000 from disposal of property and equipment, and collection of loans of $59,000 from a related party, partially offset against loans of $0.1 million made to a related party.

Net cash used in investing activities was $1.6 million in fiscal year 2022, primarily consisting of purchase of investment of $1.4 million in listed equity securities, investment of $0.3 million in two equity securities, partially offset against proceeds of $0.2 million from disposal of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.7 million in fiscal year 2023, which was provided by borrowings of $0.7 million from a related party.

Net cash used in financing activities was $2.0 million in fiscal year 2022, primarily consisting of payment of $3.0 million to three limited partners of ATIF LP, as withdrawal of investment, partially offset by proceeds of $1.1 million in relation to exercise of warrants by investors who subscribed for ordinary shares offered in registered direct offering which closed in November 2020.

Critical Accounting Policies and Estimate

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

Critical accounting policy is both material to the presentation of financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on financial condition or results of operations. Accounting estimates and assumptions may become critical when they are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance.

Critical accounting estimates are estimates that require us to make assumptions about matters that were highly uncertain at the time the accounting estimate were made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely occur from period to period, have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Due to the level of activity and lack of complex transactions, we believe there are currently no critical accounting policies and estimates that affect the preparation of our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of July 31, 2023. Based on that evaluation, our management has concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In assessing our internal control over financial reporting, prior to the offering in April 2019, we have been a private company with limited accounting personnel and other resources to address our internal controls and procedures. Our independent registered public accounting firm, has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements for the year ended July 31, 2023, we identified four “material weaknesses” in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Jun Liu	47	President, Chief Executive Officer, Chairman and Director
Yue Ming	36	Chief Financial Officer and Director
Kwong Sang Liu	62	Independent Director
Yongyuan Chen	61	Independent Director
Lei Yang	43	Independent Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Ordinary shares and other of our equity securities on Forms 3, 4, and 5, respectively. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended July 31, 2023.

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

Terms of Directors and Executive Officers

Each of our directors holds office until a successor has been duly elected and qualified unless the director was appointed by the board of directors, in which case such director holds office until the next following annual meeting of shareholders at which time such director is eligible for reelection. All of our executive officers are appointed by and serve at the discretion of our board of directors. Our current directors were re-elected by our shareholders at our 2023 Annual General Meeting, which was held on July 28, 2023, until the next shareholders meeting and until their successors are duly elected and qualified.

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

Board Diversity Matrix (as of November 9, 2023)

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

Employees

As of July 31, 2023, we had approximately 13 full-time employees, including 1 in China and 12 in America. The table below sets forth the numbers of employees by functions as of July 31, 2023

Function	Number of Employees	% of Total
Executive Office	1	7.7%
Legal Department	1	7.7%
Financial Department	3	23.1%
IPO Department	2	15.4%
Engineering and IR Department	2	15.4%
Marketing Department	4	30.7%
Total	13	100%

There is no labor union. We believe our relations with our employees are good.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth certain information with respect to compensation for the fiscal years ended July 31, 2023 and July 31, 2022 earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jun Liu* President and Chairman of ATIF, CEO of ATIF	2023	240,000						-	240,000
	2022	240,000	-	-	-	-	-	4,789	244,789

Yue Ming **** CFO of ATIF	2023	30,240							30,240
	2022	25,200	-	-	-	-	-	5,046	30,246

*	Jun Liu was appointed as our president and chairman of our Board on July 10, 2020, and appointed as our CEO on August 4, 2021.

**	Pishan Chi was appointed as our CEO on July 10, 2020 ceased to be our CEO on August 4, 2021.

***	Fang Cheng ceased to be our CFO on August 4, 2021.

****	Yue Ming was appointed as our CFO On August 4, 2021.

We are required by PRC laws and regulations to make contributions equal to certain percentages of each employee’s salary for his or her retirement benefit, medical insurance benefits, housing funds, unemployment, and other statutory benefits. We paid retirement and similar benefits for our executive officers for the fiscal years ended July 31, 2023 and 2022.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

We do not have any equity compensation plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Outstanding Equity Awards as of July 31, 2023

We had no outstanding equity awards as of July 31, 2023.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan during the fiscal year ended July 31, 2023.

Hedging or Offsetting Against Compensatory Securities

We have adopted a policy that our employees (including officers) and directors shall not purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted as compensation to, or held directly or indirectly by, those persons.

We also have adopted a formal claw-back policy for the recovery of incentive-based executive compensation erroneously awarded to executive officers based on misstated financial reporting measures once Nasdaq’s listing standards.

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

Our employment agreement with Yue Ming, our CFO, is for a term of three years beginning on August 9,2021, and provides for an annual salary of US$30,240.

Other Benefits

Our employees are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and paid time off.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors for services rendered for the year ended July 31, 2023. Jun Liu and Yue Ming are our executive officers and employees and are not included in the table. All compensation earned by Mr. Liu and Ms. Ming for services rendered in their capacity as our executive officers and employees, is included under the heading in this section titled “Compensation for our Named Executive Officers.” Mr. Liu and Ms. Ming received no compensation for their service as a director.

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

Beneficial ownership includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. Percentage of beneficial ownership of each listed person is based on 9,627,452 Ordinary Shares outstanding as of November 13, 2023.

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

We had no transactions with Huaya, which is owned by Mr. Pishan Chi, our employee and former CEO during the fiscal year 2023. In May 2022, we were engaged by Huaya to provide consulting services, which amounted to revenues of $762,000 from Huaya. As of July 31, 2023 and 2022, we had account receivable of $nil and $762,000 due from Huaya.

From September 16, 2022 to March 15, 2024, we lended a total of $100,000 loans to Huaya with interest-free and unsecured. As of July 31, 2023 and 2022, we had a loan receivable of $40,539 and $nil from Huaya.

In November 2022, we were engaged by Asia International Securities Exchange Co., Ltd.(“AISE”), which is wholly owned by Mr. Jun Liu, our Chief Executive Officer, which amounted to revenues of $1,300,000 from AISE. During the fiscal year ended July 31, 2022, we had no transactions with AISE. As of July 31, 2023 and 2022, we had account receivable of $600,000 and $nil due from AISE.

During fiscal year 2023, we borrowed a total of $1,950,285 loans from AISE with interest-free and unsecured. As of July 31, 2023 and 2022, we had a loan payable of $729,968 and $nil to AISE.

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

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our ordinary shares), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended July 31, 2023 and 2022, the Company’s independent public accounting firm was ZH CPA, LLC (“ZH CPA”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended July 31, 2023 and 2022 are as follows:

	For the Fiscal Years Ended July 31,
	2023	2022
Audit Fees(1)	$160,000	$125,000
Audit-Related Fees(2)	15,000	40,000
Tax Fees(3)		-
All Other Fees(4)		-
Total	$175,000	$165,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	ZH CPA did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended July 31, 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-28 of this report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Form of Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
3.2	Amendment No. 1 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.2 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
3.3	Amendment No. 2 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.3 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
4(vi)	Description of registrant’s securities (incorporated herein by reference to Exhibit 4(vi) to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
4.1	Registrant’s Specimen Certificate for Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.18 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.19 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.1	Agreement of Website (CNNM) Transfer dated September 20, 2018, between ATIF HK and Shenzhen Shangyuan Electronic Commerce Ltd. (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.2#	Form of Employment Agreement by and between executive officers and the Registrant (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.3#	Form of Indemnification Agreement between directors and the Registrant (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
10.5	Sale and Purchase Agreement regarding issued shares of Leaping Group Co., Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 6-K filed with the Securities and Exchange Commission on January 19, 2021)
10.6	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.17 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.7	Consulting Agreement entered into between ATIF Holdings Limited and Massimo Motor Sports, LLC dated August 10, 2022 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 18, 2022)
10.8	Share Transfer Agreement dated May 20, 2022 between ATIF Holdings Inc. and Pishan Chi (incorporated herein by reference to Exhibit 10.8 to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
10.9	Sale and Purchase Agreement dated August 1, 2022 between ATIF Inc. and Asia Time (HK) International Finance Service Limited (incorporated herein by reference to Exhibit 10.9 to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of ZH CPA, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Form of Claw Back Policy
99.2*	Code of Business Conduct and Ethics
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023	ATIF Holdings Limited

By:	/s/ Jun Liu
Name:	Jun Liu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yue Ming
Name:	Yue Ming
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Liu	Chief Executive Officer and Chairman of the Board	November 13, 2023
Jun Liu	(Principal Executive Officer)

/s/ Yue Ming	Chief Financial Officer and Director	November 13, 2023
Yue Ming	(Principal Financial and Accounting Officer)

/s/ Kwong Sang Liu	Director	November 13, 2023
Kwong Sang Liu

/s/ Yongyuan Chen	Director	November 13, 2023
Yongyuan Chen

/s/ Lei Yang	Director	November 13, 2023
Lei Yang

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ATIF Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATIF Holdings Limited and its subsidiaries (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of income(loss), comprehensive income(loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

November 13, 2023

1600 Broadway, Suite 1600, Denver, CO, 80202, USA. Phone: 1.303.386.7224 Fax: 1.303.386.7101 Email: admin@zhcpa.us

ATIF HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$606,022	$1,750,137
Accounts receivable	650,000	-
Accounts receivable – a related party	600,000	762,000
Deposits	86,000	141,000
Investment in trading securities	130,649	33,346
Due from a related party	40,539	-
Due from buyers of Leaping Group Corporation (“LGC”) (Note 6)	-	2,654,767
Prepaid expenses and other current assets	429,570	651,210
Total current assets	2,542,780	5,992,460

Long-term investment	-	335,000
Property and equipment, net	93,637	272,700
Intangible assets, net	73,331	153,331
Right-of- use assets, net	1,058,822	1,383,464
TOTAL ASSETS	$3,768,570	$8,136,955

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$293,140	$2,275,253
Deferred revenue	70,000	90,785
Taxes payable	31,200	-
Due to related parties	729,968	-
Operating lease liabilities, current	415,411	433,061
Total current liabilities	1,539,719	2,799,099

Operating lease liabilities, noncurrent	689,498	985,249

TOTAL LIABILITIES	2,229,217	3,784,348

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of July 31, 2023 and 2022, respectively *	9,627	9,627
Additional paid-in capital	29,196,350	29,496,350
Accumulated deficit	(27,666,624)	(24,784,325)
Total ATIF Holdings Limited Stockholders’ equity	1,539,353	4,721,652

Noncontrolling interest	-	(369,045)

TOTAL LIABILITIES AND EQUITY	$3,768,570	$8,136,955

*	Retrospectively restated due to five for one reverse stock split, see Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2023	2022

Revenues – third parties	$1,150,000	$905,310
Revenues – a related party	1,300,000	762,000
Revenues	2,450,000	1,667,310
Cost of revenues	-	(660,000)
Gross profit	2,450,000	1,007,310

Operating expenses:
Selling expenses	207,238	569,529
General and administrative expenses	2,241,626	2,651,361
Provision against accounts receivable due from a related party	762,000	-
Total operating expenses	3,210,864	3,220,890

Loss from operations	(760,864)	(2,213,580)

Other income (expenses):
Interest income, net	1,874	354,832
Other income (expenses), net	314,518	(123,296)
Provision against due from buyers of LGC	(2,654,767)	-
Gain (loss) from investment in trading securities	192,102	(2,432,107)
Gain from disposal of subsidiaries and VIE	56,038	1,043,052
Total other expense, net	(2,090,235)	(1,157,519)

Loss before income taxes	(2,851,099)	(3,371,099)

Income tax provision	(31,200)	-
Net loss	(2,882,299)	(3,371,099)

Less: Net loss attributable to non-controlling interests	-	460,705

Net loss attributable to ATIF Holdings Limited	(2,882,299)	(2,910,394)

Other comprehensive income (loss):
Total foreign currency translation adjustment	-	810
Comprehensive loss	(2,882,299)	(3,370,289)
Less: comprehensive loss attributable to non-controlling interests	-	460,705
Comprehensive loss attributable to ATIF Holdings Limited	$(2,882,299)	$(2,909,584)

Loss Per share – basic and diluted	$(0.30)	$(0.31)
Weighted Average Shares Outstanding*
Basic and diluted	9,627,452	9,511,045

*	Retrospectively restated due to five for one reverse stock split, see Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

	Ordinary Share		Additional Paid in	Statutory	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares*	Amount	Capital	Reserves	deficit	Loss	interests	Total
Balance at July 31, 2021	9,161,390	$9,161	$31,428,619	$355,912	$(22,055,433)	$(175,220)	$120,809	$9,683,848
Issuance of ordinary shares pursuant to exercise of warrants	459,986	460	1,067,737	-	-	-	-	1,068,197
Issuance of ordinary shares as fractional shares of reverse stock split*	6,076	6	(6)	-	-	-	-	-
Withdrawal of investment by a limited partner of ATIF LP (Note 1)	-	-	(3,000,000)	-	-	-	-	(3,000,000)
Appropriation of investment gain to the limited partner of ATIF LP (Note 1)	-	-	-	-	-	-	(29,149)	(29,149)
Net loss for the year	-	-	-	-	(2,910,394)	-	(460,705)	(3,371,099)
Foreign currency translation adjustment	-	-	-	-	-	810	-	810
Reclassification of statutory reserve and accumulated other comprehensive loss	-	-	-	(355,912)	181,502	174,410	-	-
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$-	$(24,784,325)	$-	$(369,045)	$4,352,607
Net loss for the year	-	-	-	-	(2,882,299)	-	-	(2,882,299)
Disposal of ATIF GP	-	-	(300,000)	-	-	-	369,045	69,045
Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$-	$(27,666,624)	$-	$-	$1,539,353

*	Retrospectively restated due to five for one reverse stock split, see Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,882,299)	(3,371,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,805	158,605
Amortization of right-of-use assets	434,135	424,400
Provision against due from buyers of LGC	2,654,767	-
Provision against accounts receivable due from a related party	762,000	-
Loss from disposal of property and equipment	49,702	39,313
(Gain) loss from investment in trading securities	(192,102)	2,432,107
Loss from disposal of a subsidiary	69,045	-
Changes in operating assets and liabilities:
Accounts receivable	(650,000)	-
Accounts receivable – a related party	(600,000)	(762,000)
Due from buyers of Leaping Group Corporation	-	(354,767)
Deposits	55,000	93,668
Prepaid expenses and other current assets	221,644	37,241
Deferred revenue	(20,785)	(244,675)
Taxes payable	31,200	(55,809)
Accounts payable, accrued expenses and other current liabilities	(1,982,117)	1,870,108
Lease liabilities	(422,894)	(414,036)
Net cash used in operating activities	(2,333,899)	(146,944)

Cash flows from investing activities:
Purchase of property and equipment	(1,444)	(101,950)
Proceeds from disposal of property and equipment	72,000	283,359
Payment for investment in trading securities	-	(1,437,944)
Proceeds from redemption of trading securities	94,799	-
Investment in an equity investee	-	(335,000)
Proceeds from disposal of investment in an equity investee	335,000	-
Loans to a related party	(100,000)	-
Collection of loans from a related party	59,461	-
Net cash provided by (used in) investing activities	459,816	(1,591,535)

Cash flows from financing activities:
Borrowings from a related party	729,968	-
Withdrawal of capital contribution limited partners of ATIF LP	-	(3,000,000)
Payment of investment gains to the limited partner of ATIF LP	-	(29,149)
Proceeds from exercise of warrants	-	1,068,203
Net cash provided by (used in) financing activities	729,968	(1,960,946)

Effect of exchange rate changes on cash	-	(147,178)
Net decrease in cash	(1,144,115)	(3,846,603)
Cash, beginning of year	1,750,137	5,596,740
Cash, end of year	$606,022	$1,750,137

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$109,492	$1,062,391

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

ATIF Holdings Limited (“ATIF” or the “Company”), formerly known as Eternal Fairy International Limited and Asia Times Holdings Limited, was incorporated under the laws of the British Virgin Islands (“BVI”) on January 5, 2015, as a holding company to develop business opportunities in the People’s Republic of China (the “PRC” or “China”). The Company adopted its current name on March 7, 2019. The Company is primarily engaged in providing business advisory and financial consulting services to small and medium-sized enterprise customers.

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

Enter into a sales agreement of ATIF GP

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

As of July 31, 2023, the Company’s consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the years ended July 31, 2023 and 2022, the Company reported a net loss of approximately $2.9 million and $3.4 million, respectively, and operating cash outflows approximately $2.3 million and $0.1 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of July 31, 2023, the Company had cash of $0.6 million and accounts receivables of $0.6 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of $1.5 million, among which $0.7 million was due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at July 31, 2023, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

Noncontrolling Interests

As of July 31, 2022, the non-controlling interest represent minority shareholders’ 76.6% ownership interest in ATIF LP, over which the Company had 23.4% and acted as an investment manager through ATIF GP, its wholly owned subsidiary. The Company had non-controlling interest of $(369,045) as of July 31, 2022.

On August 1, 2022, the Company sold all of its equity interest in ATIF GP. As of July 31, 2023, the Company had no noncontrolling interests.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. The Company maintains all of its bank accounts in the United States.

Accounts Receivable, net

Accounts receivable are presented net of allowance for doubtful accounts. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2023 and 2022, the Company had no allowance against doubtful accounts receivable.

Investment in Trading Securities

Equity securities not accounted for using the equity method are carried at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, according to ASC 321 “Investments — Equity Securities”. During the years ended July 31, 2023 and 2022, the Company purchased certain publicly-listed equity securities through various open market transactions and accounted for such investments as “investment in trading securities” and subsequently measure the investments at fair value. The Company made a gain of $192,102 and a loss of $2,432,107 from investment in trading securities for the years ended July 31, 2023 and 2022.

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

Intangible assets, net

The Company capitalizes certain platform and software development costs related to the consulting services during the application development stage. The costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are depreciated on a straight-line basis over the estimated useful life of 4 years.

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

As of July 31, 2022, the Company did not record impairment loss against the long-term investments. For the year ended July 31, 2023, the Company sold its long-term investments and had no long-term investments as of July 31, 2023.

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

For the years ended July 31, 2023 and 2022, the Company did not record impairment against long-lived assets, respectively.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from buyers of LGC and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the year end July 31, 2023, there are no transfers between different levels of inputs used to measure fair value

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

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

For the years ended July 31, 2023 and 2022, the Company primarily generated revenues from consulting services to customers who would like to go public.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of July 31, 2023. As of July 31, 2023, all of the Company’s income tax returns for the tax years ended December 31, 2018 through December 31, 2022 remain open for statutory examination by relevant tax authorities.

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended July 31, 2023 and 2022, there were no dilutive shares.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The functional currency for ATIF is the U.S Dollar (“US$”). For the year ended July 31, 2023, the Company operates its business through ATIF Inc, and no foreign currency translation was recorded for the year ended July 31, 2023.

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

The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	May 31, 2022
Foreign currency	Period-end spot rate	Average rate
RMB: 1USD	0.1499	0.1555
HKD: 1USD	0.1282	0.1282

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive income.

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported in other comprehensive income in the consolidated statements of operations and comprehensive loss.

Operating Leases

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

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of July 31, 2023 and 2022, which is the consulting service business.

Reclassification

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period, primarily for the effects of reverse split of the Company’s ordinary shares (see Note 17 for detail) and reclassification of both statutory reserve and accumulated other comprehensive loss to accumulated losses.

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

As of July 31, 2023, the Company held cash and cash equivalents of $346,903 deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $259,119 deposited in the investment bank accounts located in the U.S. which are not insured by FDIC.

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables   with specific customers. For the year ended July 31, 2023, three customers accounted for 53%, 24% and 22% of the Company’s consolidated revenue, respectively. For the year ended July 31, 2022, three customers accounted for 46%, 30% and 22% of the Company’s consolidated revenue, respectively.

As of July 31, 2023, two customers accounted for 54% and 46% of the Company’s consolidated accounts receivable, respectively.

For the years ended July 31, 2023 and 2022, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As an emerging growth company, the Company plans to adopt this guidance effective August 1, 2023. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – TRANSFER OF EQUITY INTEREST IN ATIF GP

On August 1, 2022, the Company entered into a sales agreement with a third party, pursuant to which the Company sold all of its equity interest in ATIF GP at cash consideration   of $50,000. Because the transfer of equity of interest occurred on the first day of the year of 2023, ATIF GP did not contribute any revenues or net income (loss) to the Company.

The Company determines that the transfer of equity interest in ATIF GP did not have a major effect on its operations and financial results. The Company also determines the transfer of equity interest does not represent a strategic shift because it is not changing the way the Company operates its consulting services. The termination is not accounted as discontinued operations in accordance with ASC 205-20. Upon the closing of the Agreement, ATIF GP is no longer our subsidiary and ATIF USA ceased to be the investment manager of ATIF LP.

For the year ended July 31, 2023, the Company recorded a gain of $56,038   from the transfer of equity interest as a component of “other income (expenses), net” in the consolidated statements of operations and comprehensive loss.

NOTE 5 – TRANSFER OF EQUITY INTEREST IN ATIF HK AND HUAYA

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

For the year ended July 31, 2022, the Company recorded a gain of $1,043,052 from the transfer of equity interest as a component of “other income (expenses), net” in the consolidated statements of operations and comprehensive loss.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DUE FROM BUYERS OF LGC

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

As of July 31, 2022, the principal and accrued and unpaid interest amounted to $2,654,767. All principal and accrued and unpaid interest shall be due on January 14, 2023. However the buyers of LGC failed to make payments to the Company. For the year ended July 31, 2023, the Company provided full provision of $2,654,767 against the balances due from buyers of LGC as the management assessed it is remote to collect the outstanding balance.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of July 31,
	2023	2022
Prepayment for advertising service fee (a)	$408,000	$600,000
Advance to vendors	10,000	10,000
Others	11,570	41,210
Total	$429,570	$651,210

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of July 31,
	2023	2022
Furniture, fixtures and equipment	$204,204	$218,231
Vehicles	-	132,670
Total	204,204	350,901
Less: accumulated depreciation	(110,567)	(78,201)
Property and equipment, net	$93,637	$272,700

For the year ended July 31, 2023, the Company disposed vehicles with original value of $132,670 and net book value of $111,940, and other equipment with original value of $15,471 and net book value of $9,762. The Company received proceeds of $72,000, and recognized loss of $49,702 on disposal of property and equipment.

Depreciation expense was $58,805 and $78,605 for the years ended July 31, 2023 and 2022, respectively.

NOTE 9 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	As of July 31,
	2023	2022
Financial and lease platform	$-	$56,250
Software	320,000	320,000
Total	320,000	376,250
Less: accumulated amortization	(246,669)	(222,919)
Intangible assets	$73,331	$153,331

Amortization expense was $80,000 and $80,000 for the years ended July 31, 2023 and 2022, respectively.

NOTE 10 – INVESTMENTS IN TRADING SECURITIES

As of July 31, 2023 and 2022, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive loss. For the years ended July 31, 2023 and 2022, the Company recorded an increase in fair value of $192,102  and a decrease in fair value of $2,432,107, respectively.

Investments in trading securities consisted of the following:

	As of July 31,
	2023	2022
Trading securities invested by ATIF	$130,649	$12,740
Trading securities invested by ATIF LP	-	20,606
	$130,649	$33,346

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LONG-TERM INVESTMENTS

For the years ended July 31, 2022, the long-term investment represented equity investment without readily determinable fair value measured at measurement alternative. For the year ended July 31, 2023, the Company sold the long-term investments at cost, and the Company had no long-term investments as of July 31, 2023.

As of July 31, 2023 and 2022, the long-term investments consisted of the following:

	As of July 31,
	2023	2022
Solarever Tecnologia de America S.A. de C.V. (“Solarever”) (a)	$-	$185,000
Armstrong Logistic Inc. (“Armstrong”) (b)	-	150,000
	$-	$335,000

(a)	In April 2022, ATIF Investment entered into an equity investment agreement with Solarever, pursuant to which the Company would make investment of $2 million in exchange of 5.25% equity interest in Solarever. The investment was solely used to cover professional and legal fees during going public by Solarever. As of July 31, 2022, ATIF Investment made investment of $185,000 and acquired 0.49% equity interest in Solarever.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OPERATING LEASES

The Company leases offices space under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. During the year ended July 31, 2023, the Company entered into a car lease arrangement with a third party lessor with lease term of 48 months. The   Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the years ended July 31, 2023 and 2022 was $497,746 and $460,649, respectively.

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

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of July 31, 2023 and 2022.

	As of July 31,
	2023	2022
Right-of- use assets, net	$1,058,822	$1,383,464

Operating lease liabilities, current	$415,411	$433,061
Operating lease liabilities, noncurrent	689,498	985,249
Total operating lease liabilities	$1,104,909	$1,418,310

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.35	3.95
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
2023	$-	$492,969
2024	457,708	390,469
2025	267,239	240,000
2026	267,239	240,000
2027 and thereafter	204,540	200,000
Total lease payments	1,196,726	1,563,438
Less: imputed interest	(91,817)	(145,128)
Present value of lease liabilities	$1,104,909	$1,418,310

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of July 31,
	2023	2022
Investment securities payable	$-	$1,466,490
Due to a third party	-	500,000
Accrued legal consulting expenses	-	125,676
Accrued payroll expenses	212,953	51,623
Others	79,705	130,982
	$292,658	$2,274,771

NOTE 14 – DEFERRED REVENUE

As of July 31, 2023 and 2022, the balance of deferred revenue represented the Company’s contract liabilities, including payments received in advance of providing consulting services which will be recognized as revenue as the Company completed the performances. As of July 31, 2023 and 2022, the Company had deferred revenues of $70,000 and $90,785, respectively.

For the years ended July 31, 2023 and 2022, $20,785 and $nil of advance from customer balance as of July 31, 2022 and 2021 were recognized as revenues in the year ended July 31, 2023 and 2022, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

1)	Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the years ended July 31, 2023 and 2022, or recorded balances as of July 31, 2023 and 2022:

Name	Relationship with the Company
Huaya*	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu, the Chief Executive Officer of the Company

2)	Transactions with related parties

	As of July 31,
	2023	2022
Provision of consulting services to related parties
Huaya	$-	$762,000
Asia International Securities Exchange Co., Ltd.	1,300,000	-
	$1,300,000	$762,000

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTIONS (CONTINUED)

3)	Balances with related parties

As of July 31, 2023 and 2022, the balances due from related parties were as follows:

	As of July 31,
	2023	2022
Accounts receivable*:
Huaya (a)	$-	$762,000
Asia International Securities Exchange Co., Ltd.	600,000	-
	$600,000	$762,000

Other receivable*:
Huaya	$40,539	$-
	$40,539	$-

*	As of July 31, 2023, the balance due from related parties were repayable on demand. The Company expected to collect the outstanding receivables from related parties before July 31, 2024.

(a)	During the year ended July 31, 2023, the Company provided full provision of $762,000 against accounts receivable due from Huaya because the management assessed the collection was remote.

As of July 31, 2023 and 2022, the balances due to related parties were as follows:

	As of July 31,
	2023	2022
Other payables:
Asia International Securities Exchange Co., Ltd.	$729,968	$-
	$729,968	$-

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – TAXES

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

Hong Kong

ATIF HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019.

ATIF HK did not generate any assessable profits arising in or derived from Hong Kong for the period from August 1, 2021 through May 31, 2022 when the Company transferred its equity interests in ATIF HK. Accordingly no provision for Hong Kong profits tax has been made in the period.

PRC

The PRC Corporate Income Tax (“CIT”) is calculated based on the taxable income determined under the applicable CIT Law and its implementation rules, which became effective on January 1, 2008. CIT Law imposes a unified income tax rate of 25% for all resident enterprises in China, including both domestic and foreign invested enterprises. Huaya qualifies as a Small and Low Profit Enterprise, and is subject to a preferential EIT of 10% for the period from August 1, 2021 through May 31, 2022 when the Company transferred its equity interests in Huaya.

USA

For the US jurisdiction, ATIF Inc., ATIF BC, ATIF BM, ATIF GP, ATIF LP and ATIF BD are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the year ended July 31, 2023, the Company incurred current income tax expenses of $31,200, including federal income tax expenses of $22,800 and state income tax expenses of $8,400, respectively. For the year ended July 31, 2022, the Company did not incur income tax expenses.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – TAXES (continued)

The following table reconciles the statutory federal rate of 21% for the years ended July 31, 2023 and 2022 to the Company’s effective tax rate:

	For the Years Ended July 31,
	2023	2022
	%	%
Statutory federal rate	21.0	21.0
State tax rate, net of statutory federal effect	8.8	8.8
Rate differential	(23.8)	(16.2)
Permanent difference on non-deductible expenses	(0.1)	0.0
Utilization of net operation losses brought forward	(4.8)	0.0
Change in valuation allowance	(2.2)	(13.6)
Effective tax rate	(1.1)	0.0

Deferred tax assets

The Company’s deferred tax assets (liabilities) are comprised of the following:

	As of July 31,
	2023	2022

Net operating losses	$282,004	$418,488
Operating lease	13,780	10,398
Property, equipment and others	11,503	527
Gross deferred tax assets	307,287	429,413
Less: valuation allowance	(307,287)	(429,413)
Deferred tax assets, net of valuation allowance	$-	$-

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). For the years ended July 31, 2023 and 2022, the Company suffered net operating losses due to limited number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of July 31, 2023 and 2022, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of July 31, 2023 and 2022 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EQUITY

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

As of July 31, 2023 and 2022, the Company had a total of 9,627,452 and 9,627,452 ordinary shares issued and outstanding.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – EQUITY (continued)

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

As of July 31, 2023 and 2022, the statutory reserve balance of $355,912 were reclassified to accumulated losses, and total restricted net assets of the Company was $nil due to the disposal of Huaya in May 2022 (Note 5).

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – CONTIGENCIES

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

In April 2020, the Company acquired 51.2% equity interest in LGC after LGC terminated its efforts to launch an IPO on its own. Boustead alleged that the acquisition transaction between the Company and LGC was entered into during the tail period of the exclusive agreement between Boustead and the Company, and therefore deprived Boustead of compensation that Boustead would otherwise have been entitled to receive under its exclusive agreement with the Company and LGC. Therefore, Boustead is attempting to recover from the Company an amount equal to a percentage of the value of the transaction it conducted with LGC.

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

On July 6, 2022, the Court denied our motion to dismiss the second amended complaint. Thereafter, on August 3, 2022, the Company filed a motion to compel arbitration of Boustead’s claims in California. Briefing on the Company’s motion to compel concluded on August 23, 2022. Since the agreement between ATIF and Boustead contains a valid arbitration clause that applies to Boustead’s breach of contract claim, and the parties have not engaged in discovery, on February 14, 2023, the Court ordered that ATIF’s motion to compel arbitration is granted and this case is stayed pending arbitration.

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and the assigned JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief.

Our management believes it is premature to assess and predict the outcome of this pending arbitration.