Form 10-Q
period 2023-10-31
ATIF Holdings Ltd
filed 2023-12-15
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 15, 2023 there were 9,627,452 shares   of the registrant’s common stock outstanding.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361,225	$606,022
Accounts receivable	653,600	650,000
Accounts receivable – a related party	-	600,000
Deposits	86,000	86,000
Investment in trading securities	459,353	130,649
Due from a related party	20,539	40,539
Prepaid expenses and other current assets	372,540	429,570
Total current assets	1,953,257	2,542,780

Property and equipment, net	88,300	93,637
Intangible assets, net	53,331	73,331
Right-of- use assets, net	945,706	1,058,822
TOTAL ASSETS	$3,040,594	$3,768,570

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$376,981	$293,140
Deferred revenue	-	70,000
Taxes payable	31,200	31,200
Due to related parties	712,258	729,968
Operating lease liabilities, current	375,278	415,411
Total current liabilities	1,495,717	1,539,719

Operating lease liabilities, noncurrent	630,987	689,498

TOTAL LIABILITIES	2,126,704	2,229,217

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	9,627	9,627
Additional paid-in capital	29,196,350	29,196,350
Accumulated deficit	(28,292,087)	(27,666,624)
Total ATIF Holdings Limited Stockholders’ equity	913,890	1,539,353

TOTAL LIABILITIES AND EQUITY	$3,040,594	$3,768,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	For the Three Months Ended October 31,
	2023	2022

Revenues	$125,000	$300,000

Operating expenses:
Selling expenses	72,000	5,000
General and administrative expenses	709,779	562,896
Total operating expenses	781,779	567,896

Loss from operations	(656,779)	(267,896)

Other income (expenses):
Interest income, net	-	59,847
Other income (expenses), net	140,720	59,500
Loss from investment in trading securities	(109,404)	(20,004)
Gain from disposal of subsidiaries	-	56,038
Total other income, net	31,316	155,381

Loss before income taxes	(625,463)	(112,515)

Income tax provision	-	-
Net loss and comprehensive loss	$(625,463)	$(112,515)

Loss Per share – basic and diluted	$(0.06)	$(0.01)
Weighted Average Shares Outstanding
Basic and diluted	9,627,452	9,627,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UUNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

	Ordinary Share		Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	deficit	Interest	Total
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$(24,784,325)	$(369,045)	$4,352,607
Disposal of a subsidiary	-	-	(300,000)	-	369,045	69,045
Net loss for the period	-	-	-	(112,515)	-	(112,515)
Balance at October 31, 2022	9,627,452	$9,627	$29,196,350	$(24,896,840)	$-	$4,309,137

Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$(27,666,624)	$-	$1,539,353
Net loss for the period	-	-	-	(625,463)	-	(625,463)
Balance at October 31, 2023	9,627,452	$9,627	$29,196,350	$(28,292,087)	$-	$913,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

UUNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended October 31,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(625,463)	(112,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,669	36,656
Amortization of right-of-use assets	113,116	103,343
Expected credit loss allowance	26,400	-
Gain from disposal of a subsidiary	-	69,045
Loss from investment in trading securities	109,403	20,004
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	(100,000)
Accounts receivable – related party	600,000	-
Due from buyers of Leaping Group Corporation	-	(57,973)
Deposits	-	55,000
Prepaid expenses and other current assets	57,030	(8,791)
Deferred revenue	(70,000)	(20,785)
Accrued expenses and other liabilities	83,842	437,729
Lease liabilities	(98,644)	(58,004)
Net cash provided by operating activities	195,353	363,709

Cash flows from investing activities:
Purchase of property and equipment	(4,332)	(8,140)
Investment in trading securities	(438,108)	(44,903)
Investment in an equity investee	-	(91,294)
Loans made to a related party	(17,710)	(100,000)
Collection of borrowings from a related party	20,000	1,500
Net cash used in investing activities	(440,150)	(242,837)

Net (decrease) increase in cash	(244,797)	120,872
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$361,225	$1,871,009

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities of discontinued operations
Right-of-use assets obtained in exchange for operating lease obligations	$-	$109,492

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

As of October 31, 2023, the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

Name of Entity	Date of Incorporation	Place of Incorporation	% of Ownership	Principal Activities
Parent company:
ATIF Holdings Limited (“ATIF”)	January 5, 2015	British Virgin Islands	Parent	Investment holding
Wholly owned subsidiaries of ATIF
ATIF Inc. (“ATIF USA”)	October 26, 2020	USA	100%	Consultancy and information technology support
ATIF Investment Limited (“ATIF Investment”)	April 25, 2022	BVI	100%	Consultancy and information technology support
ATIF BD	December 22, 2021	USA	100% owned by ATIF USA	Consultancy and information technology support
ATIF BC	October 6, 2022	USA	100% owned by ATIF USA	Consultancy and information technology support
ATIF BM	October 6, 2022	USA	100% owned by ATIF USA	Consultancy and information technology support

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND GOING CONCERN

For the three months ended October 31, 2023 and 2022, the Company reported a net loss of approximately $0.6 million and $0.1 million, respectively, and operating cash inflows approximately $0.2 million and $0.4 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of October 31, 2023, the Company had cash of $0.4 million and accounts receivables of $0.7 million due from third parties, which were highly liquid. On the other hand, the Company had current liabilities of $1.5 million, among which $0.7 million was due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at October 31, 2023, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

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

The unaudited condensed consolidated balance sheets as of October 31, 2023 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended October 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2023, which was filed with the SEC on November 13, 2023.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended July 31, 2023. The results of operations for the three months ended October 31, 2023 and 2022 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

In preparing the condensed consolidated   financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses, useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, revenue recognition, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

Accounts Receivable, net

On August 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. Upon adoption, the Company changed the impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of the guidance had no impact on the allowance for credit losses for accounts receivable.

Prior to the Company’s adoption of ASU 2016-13, accounts receivable are presented net of allowance for doubtful accounts. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

After the adoption of ASU 2016-13, The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company uses loss-rate methods to estimate allowance for credit loss. The Company assesses collectability by reviewing accounts receivable on an individual basis because the Company had limited customers and each of them has difference characteristics, primarily based on business line and geographical area. In determining the amount of the allowance for credit losses, the Company multiplied the loss rate with the amortized cost of accounts receivable. The loss rate refers to the corporate default rate published by credit rating companies, which considers current economic conditions, reasonable and supportable forecasts of future economic conditions. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from related parties, and other current assets, accounts payable, due to related parties and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the three months ended October 31, 2023 and 2022, there are no transfers between different levels of inputs used to measure fair value.

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

For the three months ended October 31, 2023 and 2022, the Company primarily generated revenues from consulting services to customers who would like to go public.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of October 31, 2023. As of October 31, 2023, all of the Company’s income tax returns for the tax years ended December 31, 2018 through December 31, 2022 remain open for statutory examination by relevant tax authorities.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of October 31, 2023 and July 31, 2023, which is the consulting service business.

Risks and Uncertainty

(a) Credit risk

As of October 31, 2023, the Company held cash and cash equivalents of approximately $0.4 million deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $21,011 deposited in the investment bank accounts located in the U.S. which are not insured by FDIC.

(b) Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended October 31, 2023, three customers accounted for 48%, 40% and 12% of the Company’s consolidated revenue, respectively. For the three months ended October 31, 2022, one customer accounted for 100% of the Company’s consolidated revenue.

As of October 31, 2023, two customers accounted for 56% and 44% of the Company’s consolidated accounts receivable, respectively. As of July 31, 2023, two customers accounted for 54% and 46% of the Company’s consolidated accounts receivable, respectively.

For the three months ended October 31, 2023 and 2022, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The concentration risk   is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

(c) Other risks and uncertainties

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	October 31, 2023	July 31, 2023
	(unaudited)
Prepayment for advertising service fee (a)	$336,000	$408,000
Advance to vendors	-	10,000
Others	36,540	11,570
Total	$372,540	$429,570

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	October 31, 2023	July 31, 2023
	(unaudited)
Furniture, fixtures and equipment	$208,536	$204,204
Less: accumulated depreciation	(120,236)	(110,567)
Property and equipment, net	$88,300	$93,637

Depreciation expense was $9,669 and $16,656 for the three months ended October 31, 2023 and 2022, respectively.

NOTE 6 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	October 31, 2023	July 31, 2023
	(unaudited)
Software	$320,000	$320,000
Less: accumulated amortization	(266,669)	(246,669)
Intangible assets	$53,331	$73,331

Amortization expense was $20,000 and $20,000 for the three months ended October 31, 2023 and 2022, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENTS IN TRADING SECURITIES

As of October 31, 2023 and July 31, 2023, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. All trading securities were invested by ATIF. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive loss. For the three months ended October 31, 2023 and 2022, the Company recorded a decrease in fair value of $109,403  and $20,004, respectively.

NOTE 8 – OPERATING LEASES

The Company leases offices space and a car under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. The   Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the three months ended October 31, 2023 and 2022 was $125,679 and $120,692, respectively.

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

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of October 31, 2023 and July 31, 2023.

	October 31, 2023	July 31, 2023
	(unaudited)
Right-of- use assets, net	$945,706	$1,058,822

Operating lease liabilities, current	$375,278	$415,411
Operating lease liabilities, noncurrent	630,987	689,498
Total operating lease liabilities	$1,006,265	$1,104,909

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of July 31, 2023 and 2022:

	October 31, 2023	July 31, 2023
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.26	3.35
Weighted average discount rate	4.90%	4.90%

The following is a schedule of maturities of lease liabilities as of October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
	(unaudited)
For the nine months/twelve months ended July 31, 2024	$346,412	$457,708
For the twelve months ended July 31, 2025	267,239	267,239
For the twelve months ended July 31, 2026	267,239	267,239
For the twelve months ended July 31, 2027 and thereafter	204,540	204,540
Total lease payments	$1,085,430	$1,196,726
Less: imputed interest	(79,165)	(91,817)
Present value of lease liabilities	$1,006,265	$1,104,909

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2023	July 31, 2023
	(unaudited)
Accrued payroll expenses	$308,620	$212,953
Rental deposit payable	66,000	66,000
Others	2,361	14,187
	$376,981	$293,140

NOTE 10 – DEFERRED REVENUE

As of October 31, 2023 and July 31, 2023, the balance of deferred revenue represented the Company’s contract liabilities, including payments received in advance of providing consulting services which will be recognized as revenue as the Company completed the performances. As of October 31, 2023 and July 31 2023, the Company had deferred revenues of $nil and $70,000, respectively.

For the three months ended October 31, 2023 and 2022, $nil and $20,785 of advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues, respectively. For the three months ended October 31, 2023, $70,000 of advance from customer balance as of July 31, 2023 was recognized as other income.

NOTE 11 – RELATED PARTY TRANSACTIONS

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the three months ended October 31, 2023 and 2022, or recorded balances as of October 31, 2023 and July 31, 2023:

Name	Relationship with the Company
Huaya*	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company

Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu, the Chief Executive Officer of the Company

2) Transactions with related parties

For the three months ended October 31, 2023, the Company repaid loans of $17,710 to Asia International Securities Exchange Co., Ltd. The loans were interest free and was repayable on demand.

For the three months ended October 31, 2022, the Company make a loan   of $100,000 to Huaya to support its operations. The loan was interest free and was repayable on demand. For the three months ended October 31, 2023, the Company collected loans of $20,000 to Huaya.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

3) Balances with related parties

As of October 1, 2023 and July 31, 2023, the balances due from related parties were as follows:

	October 31, 2023	July 31, 2023
	(unaudited)
Accounts receivable*:
Asia International Securities Exchange Co., Ltd.	$-	$600,000
	$-	$600,000

Other receivable*:
Huaya	$20,539	$40,539
	$20,539	$40,539

*	As of July 31, 2023, the balance due from related parties were repayable on demand. The Company expected to collect the outstanding receivables from related parties before July 31, 2024.

(a)	During the year ended July 31, 2023, the Company provided full provision of $762,000 against accounts receivable due from Huaya because the management assessed the collection was remote.

As of October 1, 2023 and July 31, 2023, the balances due to related parties were as follows:

	October 31, 2023	July 31, 2023
	(unaudited)
Other payables:
Asia International Securities Exchange Co., Ltd.	$712,258	$729,968
	$712,258	$729,968

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

USA

For the US jurisdiction, ATIF Inc., ATIF BC, ATIF BM, and ATIF BD are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the three months ended October 31, 2023 and 2022, the Company did not incur income tax expenses.

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). For the three months ended October 31, 2023 and 2022, the Company suffered net operating losses due to limited number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of October 31, 2023 and July 31, 2023, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of October 31, 2023 and July 31, 2023 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

NOTE 14 – SUBSEQUENT EVENT

On December 4, 2023, the Company, together with ATIF Inc., ATIF-1 GP, LLC, Jun Liu and Zhiliang, received a correspondence from Morgan, Lewis & Bockius LLP on behalf of its client J.P Morgan Securities LLC (“JPMS”). The correspondence concerns a potential lawsuit against each of the aforementioned entities and individuals with respect to JPMS’s assertion that it is entitled to recover $5,064,160 in damages plus interest and attorneys’ fees relating to a stock transaction by ATIF-1 GP, LLC.

The management assessed the Company would not be liable for the claim because it sold ATIF-1 GP, LLC in August 2022. As of the date of this report, JPMS has not commenced an action against the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2023 and the audited consolidated financial statements and notes included therein (collectively, the “2023 Annual Report”), as well as the Company’s unaudited condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2023 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

For the three months ended October 31, 2023 and 2022, we provided consulting services to three and one customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. On May 31, 2022, we completed the transfer of our equity interest in ATIF HK and Huaya, through which we provided consulting services to Chinese companies. We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China.

Our total revenue generated from consulting services amounted to $0.1 million and $0.3 million for the three months ended October 31, 2023 and 2022, respectively.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended October 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months Ended		Changes
	October 31, 2023	October 31, 2022	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$125,000	$300,000	$(175,000)	(58)%

Operating expenses:
Selling expenses	72,000	5,000	67,000	1,340%
General and administrative expenses	709,779	562,896	146,883	26%
Total operating expenses	781,779	567,896	213,883	38%

Loss from operations	(656,779)	(267,896)	388,883	145%

Other income (expenses):
Interest income, net	-	59,847	(59,847)	(100)%
Other income, net	140,720	59,500	81,220	137%
Loss from investment in trading securities	(109,404)	(20,004)	89,400	447%
Gain from disposal of subsidiaries	-	56,038	(56,038)	(100)%
Total other income, net	31,316	155,381	(124,065)	(80)%

Loss before income taxes	(625,463)	(112,515)	512,948	456%

Income tax provision	-	-	-	0%
Net loss	$(625,463)	$(112,515)	$512,948	456%

Revenues. Our total revenue decreased by approximately $0.2 million, or 58%, from $0.3 million in the three months ended October 31, 2022, to $0.1 million in the same period of October 31, 2023.

For the three months ended October 31, 2022, we completed phase II service for one customer and recognized service fees of $0.3 million, while for the same period ended October 31, 2023, we provided certain IPO assistance services to three customers and recognized revenues of $0.1 million.

Selling expenses. Selling expenses increased by $67,000, or 1,340%, from $5,000 for the three months ended October 31, 2022 to $72,000 in the same period ended October 31, 2023. Our selling expenses primarily consisted of promotion and advertising expenses.

Since December 2022, the Company incurred monthly promotion expenses of $24,000 to promote its services in US social groups and social media. For the three months ended October 31, 2023, the Company incurred promotion expenses of $72,000.

For the three months ended October 31, 2022, the Company incurred a one-off advertisement expense of $5,000.

As a percentage of sales, our selling expenses were approximately 58% and 2% of our total revenues for the three months ended October 31, 2023 and 2022, respectively.

General and administrative expenses. Our general and administrative expenses increased by $0.1 million, or 26%, from $0.6 million for the three months ended October 31, 2022 to $0.7 million for the three months ended October 31, 2023. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, professional and consulting expenses, and operating lease expenses. The increase in general and administrative expenses was primarily caused by an increase of $0.1 million in payroll and welfare expenses.

As a percentage of sales, our general and administrative expenses were 568%   and 188% of our total revenues for the three months ended October 31, 2023 and 2022, respectively.

Other income, net. Other income, net increased by $81,220 from $59,500 for the three months ended October 31, 2022 to $140,720 for the same period of October 31, 2023. The increase was primarily caused by a reversal of deferred revenues of $70,000 because our customers terminated agreements with us and we did not refund the advances of $70,000 to these customers.

Loss from investment in trading securities. Loss from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the three months ended October 31, 2023 and 2022, we recorded an investment loss of $0.1 million and $20,004, respectively.

Gain from disposal of subsidiaries.   For the three months ended October 31, 2023, the Company did not dispose of subsidiaries, and therefore the Company did not recognize gain or loss from the disposal. For the three months ended October 31, 2022, the Company reported a gain of approximately $56,000 from disposal of ATIF GP.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF Inc, ATIF BD, ATIF BC and ATIF BM were established in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

For the three months ended October 31, 2023 and 2022, we did not recognized income tax expenses.

Net loss. As a result of foregoing, net loss was $0.6 million for the three months ended October 31, 2023, representing an increase of $0.5 million from net loss of $0.1 million for the three months ended October 31, 2022.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, working capital loans from our major shareholders, proceeds from our initial public offering, and equity financing through public offerings of our securities. We plan to support our future operations primarily from cash generated from our operations and cash on hand. The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

Liquidity and Going concern

For the three months ended October 31, 2023 and 2022, the Company reported a net loss of approximately $0.6 million and $0.1 million, respectively, and operating cash inflows approximately $0.2 million and $0.4 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of October 31, 2023, the Company had cash of $0.4 million and accounts receivables of $0.7 million due from third parties, which were highly liquid. On the other hand, the Company had current liabilities of $1.5 million, among which $0.7 million was due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at October 31, 2023, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of October 31, 2023.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the years indicated:

	For the Three Months Ended October 31,
	2023	2022
Net cash provided by operating activities	$195,353	$363,709
Net cash used in investing activities	(440,150)	(242,837)
Net (decrease) increase in cash	(244,797)	120,872
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$361,225	$1,871,009

Operating Activities

Net cash used in operating activities was $0.2 million in the three months ended October 31, 2023. Net cash used in operating activities was primarily comprised of net loss of $0.6 million, adjusted for a loss of $0.1 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of (i) a increase of accounts receivable of $0.6 million due from a related party because we collected outstanding balance from the related party; (ii) a decrease of $57,030 in prepaid expenses and other current assets because we amortized prepaid promotion expenses in the amount of $72,000; (iii) a decrease of $70,000 in deferred revenues because the customers terminated agreements with the Company and the Company would not refund the advances from customers; and (iv) a decrease of $83,842 in accrued expenses and other current liabilities.

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

Investing Activities

Net cash used in investing activities was $0.4 million in the three months ended October 31, 2023, primarily consisting of payments of $0.4 million as investments in trading securities.

Net cash used in investing activities was $0.2 million in the three months ended October 31, 2022, primarily used in investment of $0.1 million in one equity investee and loans of $0.1 million to a related party, and investment in trading securities of $44,903.

Critical Accounting Policies and Estimate

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATIF HOLDINGS LIMITED

December 15, 2023	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer