Form 10-Q
period 2024-01-31
ATIF Holdings Ltd
filed 2024-03-18
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of March 13, 2024, there were 9,627,452 of the registrant’s ordinary shares issued and outstanding.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	July 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,152	$606,022
Accounts receivable	500,000	650,000
Accounts receivable – a related party	-	600,000
Deposits	111,000	86,000
Investment in trading securities	548,576	130,649
Due from a related party	20,539	40,539
Prepaid expenses and other current assets	300,724	429,570
Total current assets	1,619,991	2,542,780

Property and equipment, net	79,385	93,637
Intangible assets, net	33,331	73,331
Right-of- use assets, net	756,012	1,058,822
TOTAL ASSETS	$2,488,719	$3,768,570

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$427,817	$293,140
Deferred revenue	-	70,000
Taxes payable	24,285	31,200
Due to related parties	712,258	729,968
Operating lease liabilities, current	289,952	415,411
Total current liabilities	1,454,312	1,539,719

Operating lease liabilities, noncurrent	528,155	689,498
TOTAL LIABILITIES	1,982,467	2,229,217

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 9,627,452 shares and 9,627,452 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	9,627	9,627
Additional paid-in capital	29,196,350	29,196,350
Accumulated deficit	(28,699,725)	(27,666,624)
Total ATIF Holdings Limited Stockholders’ equity	506,252	1,539,353
TOTAL LIABILITIES AND EQUITY	$2,488,719	$3,768,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$25,000	$1,900,000	$150,000	$2,200,000

Operating expenses:
Selling expenses	(93,000)	(48,000)	(165,000)	(53,000)
General and administrative expenses	(479,516)	(518,112)	(1,189,295)	(1,081,008)
Total operating expenses	(572,516)	(566,112)	(1,354,295)	(1,134,008)

(Loss) income from operations	(547,516)	1,333,888	(1,204,295)	1,065,992

Other income (expenses):
Interest (expenses) income, net	23	(57,973)	23	1,874
Other income (expenses), net	59,185	62,903	199,905	122,403
Income (loss) from investment in trading securities	80,670	39,120	(28,734)	19,116
Gain from disposal of subsidiaries	-	-	-	56,038
Total other income, net	139,878	44,050	171,194	199,431

(Loss) income before income taxes	(407,638)	1,377,938	(1,033,101)	1,265,423

Income tax provision	-	(566,957)	-	(566,957)
Net (loss) income and comprehensive (loss) income	$(407,638)	$810,981	$(1,033,101)	$698,466

(Loss) earnings per share – basic and diluted	$(0.04)	$0.08	$(0.11)	$0.07
Weighted Average Shares Outstanding
Basic and diluted	9,627,452	9,627,452	9,627,452	9,627,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

For the Three Months Ended January 31, 2024 and 2023

	Ordinary Share		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at October 31, 2022 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,896,840)	$4,309,137
Net income for the period	-	-	-	810,981	810,981
Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,085,859)	$5,120,118

Balance at October 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(28,292,087)	$913,890
Net loss for the period	-	-	-	(407,638)	(407,638)
Balance at January 31, 2024 (unaudited)	9,627,452	$9,627	$29,196,350	$(28,699,725)	$506,252

For the Six Months Ended January 31, 2024 and 2023

	Ordinary Share		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	deficit	Interest	Total
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$(24,784,325)	$(369,045)	$4,352,607
Disposal of a subsidiary	-	-	(300,000)	-	369,045	69,045
Net income for the period	-	-	-	698,466	-	698,466
Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,085,859)	$-	$5,120,118

Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$(27,666,624)	$-	$1,539,353
Net loss for the period	-	-	-	(1,033,101)	-	(1,033,101)
Balance at January 31, 2024 (unaudited)	9,627,452	$9,627	$29,196,350	$(28,699,725)	$-	$506,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended January 31,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,033,101)	698,466
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	59,338	73,311
Amortization of right-of-use assets	223,285	212,210
Loss from early termination of an operating lease	7,600	-
Loss from disposal of a subsidiary	-	69,045
Loss (gain) from investment in trading securities	28,733	(19,116)
Changes in operating assets and liabilities:
Accounts receivable	150,000	(1,650,000)
Accounts receivable – related parties	600,000	-
Deposits	(25,000)	55,000
Prepaid expenses and other current assets	128,845	12,232
Deferred revenue	(70,000)	(20,785)
Taxes payable	(6,915)	566,957
Accrued expenses and other liabilities	134,679	(561,677)
Lease liabilities	(214,877)	(190,357)
Net cash used in operating activities	(17,413)	(754,714)

Cash flows from investing activities:
Purchase of property and equipment	(5,086)	(8,140)
Investment in trading securities	(446,661)	(59,396)
Loans made to a related party	(17,710)	(100,000)
Collection of borrowings from a related party	20,000	1,500
Net cash used in investing activities	(449,457)	(166,036)

Net decrease in cash	(466,870)	(920,750)
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$139,152	$829,387

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$6,915	$-

Supplemental disclosure of Non-cash investing and financing activities of discontinued operations
Right-of-use assets obtained in exchange for operating lease obligations	$-	$109,492
Disposal of right-of-use assets with decrease of operating lease obligations	$79,524	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of January 31, 2024, the Company’s condensed consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three and six months ended January 31, 2024, the Company reported a net loss of approximately $0.4 million and approximately $1.0 million, respectively. For the three and six months ended January 31, 2023, the Company reported a net income of approximately $0.8 million and $0.7 million, respectively. For the six months ended January 31, 2024 and 2023, the Company reported operating cash outflows of $17,413 and approximately $0.8 million, respectively. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of January 31, 2024, the Company had cash of approximately $0.1 million, accounts receivable of approximately of $0.5 million and short-term investments of approximately $0.5 million, which were highly liquid. On the other hand, the Company had current liabilities of approximately $1.5 million, among which approximately $0.7 million were due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at January 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated balance sheets as of January 31, 2024 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2023, which was filed with the SEC on November 13, 2023.

In the opinion of the management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended July 31, 2023. The results of operations for the three and six months ended January 31, 2024 and 2023 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

In preparing the condensed consolidated   financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses, useful lives of property and equipment and intangible assets, the recoverability of long-lived assets, revenue recognition, provision necessary for contingent liabilities and realization of deferred tax assets. Actual results could differ from those estimates.

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

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, net (continued)

Prior to the Company’s adoption of ASU 2016-13, accounts receivable are presented net of allowance for doubtful accounts. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the condensed consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

After the adoption of ASU 2016-13, The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive loss. The Company uses loss-rate methods to estimate allowance for credit loss. The Company assesses collectability by reviewing accounts receivable on an individual basis because the Company had limited customers and each of them has difference characteristics, primarily based on business line and geographical area. In determining the amount of the allowance for credit losses, the Company multiplied the loss rate with the amortized cost of accounts receivable. The loss rate refers to the corporate default rate published by credit rating companies, which considers current economic conditions, reasonable and supportable forecasts of future economic conditions. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from related parties, and other current assets, due to related parties and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the three and six months ended January 31, 2024 and 2023, there are no transfers between different levels of inputs used to measure fair value.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three and six months ended January 31, 2024 and 2023, the Company primarily generated revenues from consulting services to customers who would like to go public.

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

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of January 31, 2024. As of January 31, 2024, all of the Company’s income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by relevant tax authorities.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of January 31, 2024 and July 31, 2023, which is the consulting service business.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainty

(a) Credit risk

As of January 31, 2024, the Company held cash and cash equivalents of approximately $0.1 million deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $12,458 deposited in the investment bank accounts located in the U.S. which are not insured by FDIC.

(b) Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended January 31, 2024, one customer accounted for 100% of the Company’s consolidated revenue. For the three months ended January 31, 2023, three customers accounted for 34%, 34% and 32% of the Company’s consolidated revenue.

For the six months ended January 31, 2024, four customers accounted for 40%, 33%, 17% and 10% of the Company’s consolidated revenue. For the six months ended January 31, 2023, four customers accounted for 30%, 30%, 27% and 14% of the Company’s consolidated revenue.

As of January 31, 2024, two customers accounted for 60% and 40% of the Company’s consolidated accounts receivable, respectively. As of July 31, 2023, two customers accounted for 54% and 46% of the Company’s consolidated accounts receivable, respectively.

For the three and six months ended January 31, 2024 and 2023, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The concentration risk   is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

(c) Other risks and uncertainties

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	January 31, 2024	July 31, 2023
	(unaudited)
Prepayment for advertising service fee (a)	$288,500	$408,000
Advance to vendors	10,000	10,000
Others	2,224	11,570
Total	$300,724	$429,570

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	January 31, 2024	July 31, 2023
	(unaudited)
Furniture, fixtures and equipment	$209,290	$204,204
Less: accumulated depreciation	(129,905)	(110,567)
Property and equipment, net	$79,385	$93,637

Depreciation expense was $9,669 and $16,655 for the three months ended January 31, 2024 and 2023, respectively. Depreciation expense was $19,338 and $33,311 for the six months ended January 31, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	January 31, 2024	July 31, 2023
	(unaudited)
Software	$320,000	$320,000
Less: accumulated amortization	(286,669)	(246,669)
Intangible assets	$33,331	$73,331

Amortization expense was $20,000 and $20,000 for the three months ended January 31, 2024 and 2023, respectively. Amortization expense was $40,000 and $40,000 for the six months ended January 31, 2024 and 2023, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – INVESTMENTS IN TRADING SECURITIES

As of January 31, 2024 and July 31, 2023, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. All trading securities were invested by ATIF. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive (loss) income. For the three months ended January 31, 2024 and 2023, the Company recorded an increase in fair value of $80,670 and $39,120, respectively. For the six months ended January 31, 2024 and 2023, the Company recorded a decrease in fair value of $28,734 and an increase in fair value of $19,116, respectively.

NOTE 8 – OPERATING LEASES

The Company leases offices spaces and a car under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. Among the lease agreements, one office space agreement was entered into with a related party (Note 11). The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the three months ended January 31, 2024 and 2023 was $120,692 and $130,169, respectively. Rent expense for the six months ended January 31, 2024 and 2023 was $246,371 and $250,861, respectively. During the three and six months ended January 31, 2024, the Company early terminated a car lease arrangement, and recognized losses of $62,282 arising from early termination in the condensed consolidated statements of operations comprehensive (loss) income. The losses of $62,282 was comprised of $7,600 arising from the derecognition of operating right-of-use assets and operating lease liabilities, and $$54,682 arising from penalties.

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

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of January 31, 204 and July 31, 2023.

	January 31, 2024	July 31, 2023
	(unaudited)
Right-of- use assets, net	$756,012	$1,058,822

Operating lease liabilities, current	289,952	415,411
Operating lease liabilities, noncurrent	528,155	689,498
Total operating lease liabilities	$818,107	$1,104,909

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	3.25	3.35
Weighted average discount rate	4.90%	4.90%

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – OPERATING LEASES (continued)

The following is a schedule of maturities of lease liabilities as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
	(unaudited)
For the six months/twelve months ended July 31, 2024	$201,495	$457,708
For the twelve months ended July 31, 2025	240,000	267,239
For the twelve months ended July 31, 2026	240,000	267,239
For the twelve months ended July 31, 2027	200,000	204,540
Total lease payments	881,495	1,196,726
Less: imputed interest	(63,388)	(91,817)
Present value of lease liabilities	$818,107	$1,104,909

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 31, 2024	July 31, 2023
	(unaudited)
Accrued payroll expenses	$361,699	$212,953
Rental deposit payable	66,000	66,000
Others	118	14,187
	$427,817	$293,140

NOTE 10 – DEFERRED REVENUE

As of January 31, 2024 and July 31, 2023, the balance of deferred revenue represented the Company’s contract liabilities, including payments received in advance of providing consulting services which will be recognized as revenue as the Company completed the performances. As of January 31, 2024 and July 31 2023, the Company had deferred revenues of $nil and $70,000, respectively.

For the three months ended January 31, 2024 and 2023, no advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues, respectively. For the six months ended January 31, 2024 and 2023, $nil and $20,785 of advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues, respectively.

For the three and six months ended January 31, 2024, $nil and $70,000 of advance from customer balance as of July 31, 2023 was recognized as other income, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – RELATED PARTY TRANSACTIONS

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the three and six months ended January 31, 2024 and 2023, or recorded balances as of January 31, 2024 and July 31, 2023:

Name	Relationship with the Company
Huaya*	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu, the Chief Executive Officer of the Company
Zachary Group	Wholly owned by Mr. Jun Liu, the Chief Executive Officer of the Company

2) Transactions with related parties

For the three and six months ended January 31, 2024, the Company repaid loans of $nil and $17,710 to Asia International Securities Exchange Co., Ltd. The loans were interest free and was repayable on demand. As of the date of this report, the Company did not repay the loans. As of January 31, 2024, the Company had payables of $712,258 due to the related party.

For the three and six months ended January 31, 2023, the Company make a loan of $nil and $100,000 to Huaya to support its operations. The loan was interest free and was repayable on demand. Huaya made repayments of $20,000 and $1,500, respectively, for the six months ended January 31, 2024 and 2023, respectively.

In June 2022, the Company entered into an office lease agreement with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. For the three months ended January 31, 2024 and 2023, the Company recorded rental expenses of $60,000 and $60,000, respectively. For the six months ended January 31, 2024 and 2023, the Company recorded rental expenses of $120,000 and $120,000, respectively.

3) Balances with related parties

As of January 31, 2024 and July 31, 2023, the balances due from related parties were as follows:

	January 31, 2024	July 31, 2023
	(unaudited)
Accounts receivable*:
Asia International Securities Exchange Co., Ltd.	$-	$600,000
	$-	$600,000

Other receivable*:
Huaya	$20,539	$40,539
	$20,539	$40,539

*	As of July 31, 2023, the balance due from related parties were repayable on demand. The Company expected to collect the outstanding receivables from related parties before July 31, 2024.

(a)	During the year ended July 31, 2023, the Company provided full provision of $762,000 against accounts receivable due from Huaya because the management assessed the collection was remote.

As of January 31, 2024 and July 31, 2023, the balances due to related parties were as follows:

	January 31, 2024	July 31, 2023
	(unaudited)
Other payables:
Asia International Securities Exchange Co., Ltd.	$712,258	$729,968
	$712,258	$729,968

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the six months ended January 31, 2024, the Company did not incur income tax expenses. For the six months ended January 31, 2023, the Company incurred income tax expenses of $566,957.

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). For the three and six months ended January 31, 2024, the Company suffered net operating losses due to limited number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of January 31, 2024 and July 31, 2023, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of January 31, 2024 and July 31, 2023 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 – CONTINGENCIES

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

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and the assigned JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief. That hearing was then continued and is now scheduled for March 19, 2024.

Our management believes it is premature to assess and predict the outcome of this pending arbitration.

Pending Legal Proceeding with J.P Morgan Securities LLC (“JPMS”)

On December 4, 2023, the Company, together with ATIF Inc., ATIF-1 GP, LLC, Jun Liu and Zhiliang received a correspondence from Morgan, Lewis & Bockius LLP on behalf of its client JPMS. The correspondence concerns a potential lawsuit against each of the aforementioned entities and individuals with respect to JPMS’s assertion that it is entitled to recover $5,064,160 in damages plus interest and attorneys’ fees relating to a stock transaction by ATIF-1 GP, LLC.

On December 22, 2023, J.P Morgan Securities LLC (“JPMS”) filed a lawsuit in the Superior Court of California, County of Orange, bearing Case Number 30-2023-01369978-CU-FR-CJC against ATIF Holdings Limited (“Holdings”), ATIF Inc., ATIF-1 GP, LLC (ATIF-1 GP”), and two officers of Holdings and ATIF Inc., Jun Liu and Zhiliang “Ian” Zhou, alleging and asserting that it is entitled to recover $5,064,160 in damages plus interest and attorneys’ fees relating to a stock transaction by ATIF-1 GP.

The management assessed the Company would not be liable for the claim because it sold ATIF-1 GP, LLC in August 2022. The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  The mediation is scheduled for May 6, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2023 and the consolidated financial statements and notes included therein (collectively, the “2023 Annual Report”), as well as the Company’s condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2023 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

Business Overview

We offer financial consulting services to small and medium-sized enterprise customers in Asia and North America. Our goal is to become an international financial consulting company with clients and offices throughout Asia. Since our inception in 2015, the focus of our consulting business has been providing comprehensive going-public consulting services designed to help small and medium-sized enterprises (“SME”) become public companies on suitable markets and exchanges.

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

For the six months ended January 31, 2024 and 2023, we provided consulting services to four and four customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya, which was one of our subsidiaries before May 2022, in connection with the expansion and provision of our business services in China.

Our total revenue generated from consulting services was $25,000 and approximately $1.9 million for the three months ended January 31, 2024 and 2023, respectively. Our total revenue generated from consulting services was approximately $0.2 million and $2.2 million for the six months ended January 31 2024 and 2022, respectively.

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

Results of Operations

Comparison of Operation Results for the Three Months ended January 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended January 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended		Changes
	January 31, 2024	January 31, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$25,000	$1,900,000	$(1,875,000)	(99)%

Operating expenses:
Selling expenses	(93,000)	(48,000)	45,000	94%
General and administrative expenses	(479,516)	(518,112)	(38,596)	(7)%
Total operating expenses	(572,516)	(566,112)	6,404	1%

(Loss) income from operations	(547,516)	1,333,888	(1,881,404)	(141)%

Other income (expenses):
Interest income (expenses), net	23	(57,973)	(57,996)	(100)%
Other income, net	59,185	62,903	(3,718)	(6)%
Gain from investment in trading securities	80,670	39,120	41,550	106%
Total other income (expenses), net	139,878	44,050	95,828	218%

(Loss) income before income taxes	(407,638)	1,377,938	(1,785,576)	(130)%

Income tax provision	-	(566,957)	(566,957)	(100)%
Net (loss) income	$(407,638)	$810,981	$(1,218,619)	(150)%

Revenues. Our total revenue decreased by approximately $1.9 million from approximately $1.9 million for the three months ended January 31, 2023, to $25,000 in three months ended January 31, 2024.

During the three months ended January 31, 2024, the Company provided listing related consulting services for one customer and earned consulting service fees of $25,000. During the three months ended January 31, 2023, we completed both phase I and phase II services for three customers and earned consulting service fees of $1.9 million.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the three months ended January 31, 2024, our selling expenses was $93,000, representing an increase of $45,000, or 94%, from $48,000 for the three months ended January 31, 2023. The increase was primarily due to an increase of amortization expenses of $45,000 for TV promotion videos.

As a percentage of sales, our absolute amount of selling expenses were negative 372% and 3% of our total revenues for the three months ended January 31, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. Our general and administrative expenses kept stable at approximately $0.5 million for the three months ended January 31, 2024 and 2023.

As a percentage of sales, our general and administrative expenses were 1,918% and 27% of our total revenues for the three months ended January 31, 2024 and 2023, respectively.

Gain from investment in trading securities. Gain from investments in trading securities represented unrealized gains from investment in trading securities, which was measured at market price. For the three months ended January 31, 2024 and 2023, the Company recorded a gain from investment in trading securities of $80,670 and $39,120, respectively.

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

Income tax expense was $nil for the three months ended January 31, 2024 due to net operating loss incurred in the quarter. Income tax expense was $566,957 for the three months ended January 31, 2023, which arose from net income earned by ATIF BC.

Net (loss) income. As a result of foregoing, net loss was approximately $0.4 million for the three months ended January 31, 2024, a change of approximately 1.2 million from net income of $0.8 million for the same period ended January 31, 2023.

Comparison of Operation Results for the Six Months ended January 31, 2024 and 2023

The following table summarizes the results of our operations for the six months ended January 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Six Months ended		Changes
	January 31, 2024	January 31, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$150,000	$2,200,000	$(2,050,000)	(93)%

Operating expenses:
Selling expenses	(165,000)	(53,000)	112,000	211%
General and administrative expenses	(1,189,295)	(1,081,008)	108,287	10%
Total operating expenses	(1,354,295)	(1,134,008)	220,287	19%

Loss (income) from operations	(1,204,295)	1,065,992	(2,270,287)	(213)%

Other income (expenses):
Interest income, net	23	1,874	(1,851)	(99)%
Other income, net	199,905	122,403	77,502	63%
(Loss) gain from investment in trading securities	(28,734)	19,116	(47,850)	(250)%
Gain from disposal of subsidiaries	-	56,038	(56,038)	(100)%
Total other income, net	171,194	199,431	(28,237)	(14)%

(Loss) income before income taxes	(1,033,101)	1,265,423	(2,298,524)	(182)%

Income tax provision	-	(566,957)	(566,957)	(100)%
Net (loss) income	$(1,033,101)	$698,466	$(1,731,567)	(248)%

Revenues. Our total revenue decreased by approximately $2.0 million from approximately $2.2 million for the six months ended January 31, 2023, to approximately $0.2 million in six months ended January 31, 2024.

During the six months ended January 31, 2024, the Company provided listing related consulting services for four customers and earned consulting service fees of approximately $0.2 million. During the six months ended January 31, 2023, we completed phase I and phase II services for four customers and earned consulting service fees of $2.2 million.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the six months ended January 31, 2024, our selling expenses was $165,000, representing an increase of $112,000, or 211%, from $53,000 for the six months ended January 31, 2023. The increase was primarily due to an increase of amortization expenses of $112,000 for TV promotion videos..

As a percentage of sales, our absolute amount of selling expenses were 110% and 2% of our total revenues for the six months ended January 31, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. Our general and administrative expenses increased from approximately $1.1 million in the six months ended January 31, 2023 to $1.2 million in the same period of 2024, which was primarily due to an increase of payroll expenses of approximately $0.1 million for other staff as a result of increase in headcount.

As a percentage of sales, our general and administrative expenses were 793% and 49% of our total revenues for the six months ended January 31, 2024 and 2023, respectively.

(Loss) gain from investment in trading securities. (Loss) gain from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the six months ended January 31, 2024 and 2023, the Company recorded a loss from investment in trading securities of $28,734 and a gain from investment int trading securities of $19,116, respectively.

Gain from disposal of subsidiaries. For the six months ended January 31, 2023, the Company reported a gain of $0.06 million from disposal of ATIF GP. For six months ended January 31, 2024, the Company did not record gain or loss from disposal of subsidiaries.

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

Income tax expense was $nil for the six months ended January 31, 2024 due to net operating loss incurred. Income tax expense was $566,957 for the six months ended January 31, 2023, which arose from net income earned by ATIF BC.

Net (loss) income. As a result of foregoing, net loss was approximately $1.0 million for the six months ended January 31, 2024, a change of $1.7 million from net income of approximately $0.7 million for the six months ended January 31, 2023.

Capital Commitments and Contingencies

We had no material capital commitments as of January 31, 2024.

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

Liquidity and Going concern

For the three and six months ended January 31, 2024, the Company reported a net loss of approximately $0.4 million and approximately $1.0 million, respectively. For the three and six months ended January 31, 2023, the Company reported a net income of approximately $0.8 million and $0.7 million, respectively. For the six months ended January 31, 2024 and 2023, the Company reported operating cash outflows of $17,413 and approximately $0.8 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of January 31, 2024, the Company had cash of approximately $0.1 million, accounts receivable of approximately of $0.5 million, and short-term investments of approximately $0.5 million, which were highly liquid. On the other hand, the Company had current liabilities of approximately $1.5 million, among which approximately $0.7 million were due to related parties. The balance due to related parties are payable on demand and may be extended. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations, working capital deficit, and the requirement of additional capital to fund our current operating plan at January 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of January 31, 2024.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended January 31,
	2024	2023
	(unaudited)	(unaudited)
Net cash used in operating activities	$(17,413)	$(754,714)
Net cash used in investing activities	(449,457)	(166,036)
Net decrease in cash	(466,870)	(920,750)
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$139,152	$829,387

Operating Activities

Net cash used in operating activities was $17,413 in the six months ended January 31, 2024. Net cash used in operating activities was primarily comprised of net loss of approximately $1.0 million, adjusted for amortization of right of use assets of approximately $0.2 million, and net changes in our operating assets and liabilities, principally comprising of (i) a decrease of accounts receivable of approximately $0.2 million and $0.6 million, respectively, due from third party customers and related party customers as a result of collection of consulting fees from customers..

Net cash used in operating activities was approximately $0.8 million in the six months ended January 31, 2023. Net cash used in operating activities was primarily comprised of net income of approximately $0.7 million, adjusted for amortization of right of use assets of approximately $0.2 million, and net changes in our operating assets and liabilities, principally comprising of an increase of accounts receivable of approximately $1.7 million as we provided financial consulting services to more customers during the six months ended January 31, 2023.

Investing Activities

Net cash used in investing activities was approximately $0.4 million in the six months ended January 31, 2024, primarily used in investment in trading securities of approximately $0.4 million.

Net cash used in investing activities was approximately $0.2 million in the six months ended January 31, 2023, primarily used in loans of approximately $0.1 million to a related party, and investment in trading securities of approximately $0.1 million.

Financing Activities

For the six months ended January 31, 2024 and 2023, the Company did not report cash inflows or outflows from financing activities.

Critical Accounting Estimate

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP, which requires our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions.

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

Recently Issued Accounting Pronouncements

A list of recently issued accounting pronouncements that are relevant to us is included in note 3 to our condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of January 31, 2024. Based on that evaluation, our management has concluded that, as of January 31, 2024, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief. That hearing was then continued and is now scheduled for March 19, 2024.

Our management believes it is premature to assess and predict the outcome of this pending arbitration.

On December 4, 2023, the Company, together with ATIF Inc., ATIF-1 GP, LLC, Jun Liu and Zhiliangreceived a correspondence from Morgan, Lewis & Bockius LLP on behalf of its client JPMS. The correspondence concerns a potential lawsuit against each of the aforementioned entities and individuals with respect to JPMS’s assertion that it is entitled to recover $5,064,160 in damages plus interest and attorneys’ fees relating to a stock transaction by ATIF-1 GP, LLC.

On December 22, 2023, J.P Morgan Securities LLC (“JPMS”) filed a lawsuit in the Superior Court of California, County of Orange, bearing Case Number 30-2023-01369978-CU-FR-CJC against ATIF Holdings Limited (“Holdings”), ATIF Inc., ATIF-1 GP, LLC (ATIF-1 GP”), and two officers of Holdings and ATIF Inc., Jun Liu and Zhiliang “Ian” Zhou,alleging and asserting that it is entitled to recover $5,064,160 in damages plus interest and attorneys’ fees relating to a stock transaction by ATIF-1 GP.

The management assessed the Company would not be liable for the claim because it sold ATIF-1 GP, LLC in August 2022. The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  The mediation is scheduled for May 6, 2024.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

5.01. Employment Agreement with Mr. Jun Liu, Chief Executive Officer of the Company

On March 13, 2024, the Company entered into an amended and restated employment agreement with Mr. Jun Liu, which amended the employment agreement dated July 6, 2019 by and between the Company and Mr. Liu. Pursuant to the terms of the amended and restated employment agreement, Mr. Jun Liu’s employment as the Chief Executive Officer shall continue from January 31, 2024 for an initial term of three (3) years, which shall be extended for successive 3 year terms unless terminated by either the Company or Mr. Jun Liu with one (1) month advance notice. The monthly compensation payable to Mr. Jun Liu as a director and Chief Executive Officer will be $1.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
10.1	Amended and Restated Employment Agreement with Mr. Jun Liu
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATIF HOLDINGS LIMITED

March 18, 2024	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

ATIF HOLDINGS LIMITED

March 18, 2024	By:	/s/ Yue Ming
Yue Ming
Chief Financial Officer