Form 10-Q
period 2024-04-30
ATIF Holdings Ltd
filed 2024-06-14
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 14, 2024, there were 11,917,452 of the registrant’s ordinary shares issued and outstanding.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2024	July 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,116,156	$606,022
Accounts receivable	200,000	650,000
Accounts receivable – a related party	-	600,000
Deposits	99,000	86,000
Investment in trading securities	239,068	130,649
Due from a related party	320,539	40,539
Prepaid expenses and other current assets	214,724	429,570
Total current assets	3,189,487	2,542,780

Property and equipment, net	69,716	93,637
Intangible assets, net	13,331	73,331
Right-of- use assets, net	60,915	1,058,822
TOTAL ASSETS	$3,333,449	$3,768,570

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$122,259	$293,140
Deferred revenue	-	70,000
Taxes payable	16,685	31,200
Due to related parties	-	729,968
Operating lease liabilities, current	61,052	415,411
Total current liabilities	199,996	1,539,719

Operating lease liabilities, noncurrent	28,864	689,498
TOTAL LIABILITIES	228,860	2,229,217

Commitments

EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 11,917,452 shares and 9,627,452 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	11,917	9,627
Additional paid-in capital	32,599,985	29,196,350
Accumulated deficit	(29,507,313)	(27,666,624)
Total ATIF Holdings Limited Stockholders’ equity	3,104,589	1,539,353
TOTAL LIABILITIES AND EQUITY	$3,333,449	$3,768,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$200,000	$100,000	$350,000	$2,300,000

Operating expenses:
Selling expenses	(86,000)	(72,000)	(251,000)	(125,000)
General and administrative expenses	(635,282)	(629,934)	(1,824,577)	(1,710,942)
Total operating expenses	(721,282)	(701,934)	(2,075,577)	(1,835,942)

(Loss) income from operations	(521,282)	(601,934)	(1,725,577)	464,058

Other income (expenses):
Interest income, net	-	-	23	1,874
Other income, net	23,215	191,998	223,120	314,401
(Loss) income from investment in trading securities	(309,521)	82,265	(338,255)	101,381
Gain from disposal of subsidiaries	-	-	-	56,038
Total other (loss) income, net	(286,306)	274,263	(115,112)	473,694

(Loss) income before income taxes	(807,588)	(327,671)	(1,840,689)	937,752

Income tax provision	-	(8,099)	-	(575,056)
Net (loss) income and comprehensive (loss) income	$(807,588)	$(335,770)	$(1,840,689)	$362,696

(Loss) earnings per share – basic and diluted	$(0.08)	$(0.03)	$(0.19)	$0.04
Weighted Average Shares Outstanding
Basic and diluted	9,799,195	9,627,452	9,670,270	9,627,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

For the Three Months Ended April 30, 2024 and 2023

	Ordinary Share		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,085,859)	$5,120,118
Net loss for the period	-	-	-	(335,770)	(335,770)
Balance at April 30, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,421,629)	$4,784,348

Balance at January 31, 2024 (unaudited)	9,627,452	$9,627	$29,196,350	$(28,699,725)	$506,252
Issuance of ordinary shares pursuant to a private placement	1,905,522	1,906	2,341,886	-	2,343,792
Issuance of ordinary shares to settle payroll payable due to a management	384,478	384	349,491	-	349,875
Waive of liabilities by a related party	-	-	712,258	-	712,258
Net loss for the period	-	-	-	(807,588)	(807,588)
Balance at April 30, 2024 (unaudited)	11,917,452	$11,917	$32,599,985	$(29,507,313)	$3,104,589

For the Nine Months Ended April 30, 2024 and 2023

	Ordinary Share		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	deficit	Interest	Total
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$(24,784,325)	$(369,045)	$4,352,607
Disposal of a subsidiary	-	-	(300,000)	-	369,045	69,045
Net income for the period	-	-	-	362,696	-	362,696
Balance at April 30, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(24,421,629)	$-	$4,784,348

Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$(27,666,624)	$-	$1,539,353
Issuance of ordinary shares pursuant to a private placement	1,905,522	1,906	2,341,886	-	-	2,343,792
Issuance of ordinary shares to settle payroll payable due to a management	384,478	384	349,491	-	-	349,875
Waive of liabilities by a related party	-	-	712,258	-	-	712,258
Net loss for the period	-	-	-	(1,840,689)	-	(1,840,689)
Balance at April 30, 2024 (unaudited)	11,917,452	$11,917	$32,599,985	$(29,507,313)	$-	$3,104,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended April 30,
	2024	2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,840,689)	362,696
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	89,007	109,967
Amortization of right-of-use assets	265,042	322,462
Loss from early termination of an operating lease	7,600	-
Loss from disposal of a subsidiary	-	69,045
Loss (gain) from investment in trading securities	338,255	(101,381)
Changes in operating assets and liabilities:
Accounts receivable	450,000	(1,750,000)
Accounts receivable – related parties	600,000	-
Deposits	(13,000)	55,000
Prepaid expenses and other current assets	214,846	81,711
Deferred revenue	(70,000)	(20,785)
Taxes payable	(14,515)	575,056
Accrued expenses and other liabilities	178,994	(763,012)
Lease liabilities	(289,728)	(301,867)
Net cash used in operating activities	(84,188)	(1,361,108)

Cash flows from investing activities:
Purchase of property and equipment	(5,086)	(9,002)
Investment in trading securities	(446,674)	(148,941)
Release of investment in an equity investee	-	335,000
Loans made to a related party	(317,710)	(100,000)
Collection of borrowings from a related party	20,000	1,500
Net cash (used in) provided by investing activities	(749,470)	78,557

Cash flows from financing activities:
Proceeds from issuance of ordinary shares pursuant to a private placement	2,343,792	-
Net cash provided by financing activities	2,343,792	-

Net increase (decrease) in cash	1,510,134	(1,282,551)
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$2,116,156	$467,586

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$14,515	$-

Supplemental disclosure of Non-cash investing and financing activities
Issuance of ordinary shares to settle payroll payable due to a management	$349,875	$-
Waive of liabilities by a related party	$712,258	$-
Right-of-use assets obtained in exchange for operating lease obligations	$-	$109,492
Disposal of right-of-use assets with decrease of operating lease obligations	$799,232	$-

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

As of April 30, 2024, the Company’s condensed consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three and nine months ended April 30, 2024, the Company reported a net loss of approximately $0.8 million and approximately $1.8 million, respectively. For the three and nine months ended April 30, 2023, the Company reported a net loss of approximately $0.3 million and a net income of approximately $0.4 million, respectively. For the nine months ended April 30, 2024 and 2023, the Company reported operating cash outflows of $84,188 and approximately $1.4 million, respectively. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of April 30, 2024, the Company had cash of approximately $2.1 million, accounts receivable of approximately of $0.2 million and short-term investments of approximately $0.2 million, which were highly liquid. On the other hand, the Company had current liabilities of approximately $0.2 million The Company’s current assets could well cover its current liabilities. For the nine months ended April 30, 2024, the Company raised net proceeds of approximately $2.3 million from issuance of ordinary shares in a private placement. In addition, one of the related parties waived liabilities payable of approximately $0.7 million due to the related party. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations and the requirement of additional capital to fund our current operating plan at April 30, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

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

The unaudited condensed consolidated balance sheets as of April 30, 2024 and for the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended April 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2023, which was filed with the SEC on November 13, 2023.

In the opinion of the management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended July 31, 2023. The results of operations for the three and nine months ended April 30, 2024 and 2023 are not necessarily indicative of the results for the full years.

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

After the adoption of ASU 2016-13, The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive loss. The Company uses loss-rate methods to estimate allowance for credit loss. The Company assesses collectability by reviewing accounts receivable on an individual basis because the Company had limited customers and each of them has difference characteristics, primarily based on business line and geographical area. In determining the amount of the allowance for credit losses, the Company multiplied the loss rate with the amortized cost of accounts receivable. The loss rate refers to the corporate default rate published by credit rating companies, which considers current economic conditions, reasonable and supportable forecasts of future economic conditions. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. For the three and nine months ended April 30, 2024, the Company did not provide allowance for credit losses.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from related parties, and other current assets, due to related parties and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the three and nine months ended April 30, 2024 and 2023, there are no transfers between different levels of inputs used to measure fair value.

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

For the three and nine months ended April 30, 2024 and 2023, the Company primarily generated revenues from consulting services to customers who would like to go public.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of April 30, 2024. As of April 30, 2024, all of the Company’s income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by relevant tax authorities.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of April 30, 2024 and July 31, 2023, which is the consulting service business.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainty

(a) Credit risk

As of April 30, 2024, the Company held cash and cash equivalents of approximately $2.1 million deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of approximately $0.5 million deposited in the investment bank accounts located in the U.S. which are not insured by FDIC.

(b) Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended April 30, 2024 and 2023, one and one customer accounted for 100% of the Company’s consolidated revenue, respectively.

For the nine months ended April 30, 2024, two customers accounted for 71% and 17% of the Company’s consolidated revenue, respectively. For the nine months ended April 30, 2023, four customers accounted for 28%, 28%, 26% and 17% of the Company’s consolidated revenue, respectively.

As of April 30, 2024, one customer accounted for 100% of the Company’s consolidated accounts receivable. As of July 31, 2023, two customers accounted for 54% and 46% of the Company’s consolidated accounts receivable, respectively.

For the three and nine months ended April 30, 2024 and 2023, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The concentration risk   is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

(c) Other risks and uncertainties

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	April 30, 2024	July 31, 2023
	(unaudited)
Prepayment for advertising service fee (a)	$202,500	$408,000
Advance to vendors	10,000	10,000
Others	2,224	11,570
Total	$214,724	$429,570

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	April 30, 2024	July 31, 2023
	(unaudited)
Furniture, fixtures and equipment	$209,290	$204,204
Less: accumulated depreciation	(139,574)	(110,567)
Total	$69,716	$93,637

Depreciation expense was $9,669 and $16,656 for the three months ended April 30, 2024 and 2023, respectively. Depreciation expense was $29,007 and $49,967 for the nine months ended April 30, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	April 30, 2024	July 31, 2023
	(unaudited)
Software	$320,000	$320,000
Less: accumulated amortization	(306,669)	(246,669)
Total	$13,331	$73,331

Amortization expense was $20,000 and $20,000 for the three months ended April 30, 2024 and 2023, respectively. Amortization expense was $60,000 and $60,000 for the nine months ended April 30, 2024 and 2023, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – INVESTMENTS IN TRADING SECURITIES

As of April 30, 2024 and July 31, 2023, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. All trading securities were invested by ATIF. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive (loss) income. For the three months ended April 30, 2024 and 2023, the Company recorded a decrease in fair value of $309,521 and an increase in fair value of $82,265, respectively. For the nine months ended April 30, 2024 and 2023, the Company recorded a decrease in fair value of $338,255 and an increase in fair value of $101,381, respectively.

NOTE 8 – OPERATING LEASES

The Company leases offices spaces and a car under non-cancelable operating leases, with lease terms ranging between 14 months to 60 months. Among the lease agreements, one office space agreement was entered into with a related party. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the office space. (Note 11).

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expense for the three months ended April 30, 2024 and 2023 was $45,400 and $121,655, respectively. Rent expense for the nine months ended April 30, 2024 and 2023 was $291,771 and $372,516, respectively.

During the three and nine months ended April 30, 2024, the Company early terminated a car lease arrangement, and recognized losses of $62,282 arising from early termination in the condensed consolidated statements of operations comprehensive (loss) income. The losses of $62,282 was comprised of $7,600 arising from the derecognition of operating right-of-use assets and operating lease liabilities, and $54,682 arising from penalties.

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

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of April 30, 2024   and July 31, 2023.

	April 30, 2024	July 31, 2023
	(unaudited)
Right-of- use assets, net	$60,915	$1,058,822

Operating lease liabilities, current	$61,052	$415,411
Operating lease liabilities, noncurrent	28,864	689,498
Total operating lease liabilities	$89,916	$1,104,909

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	1.83	3.35
Weighted average discount rate	8.50%	4.90%

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – OPERATING LEASES (continued)

The following is a schedule of maturities of lease liabilities as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
	(unaudited)
For the nine months/twelve months ended July 31, 2024	$38,000	$457,708
For the twelve months ended July 31, 2025	36,000	267,239
For the twelve months ended July 31, 2026	21,000	267,239
For the twelve months ended July 31, 2027	-	204,540
Total lease payments	95,000	1,196,726
Less: imputed interest	(5,084)	(91,817)
Present value of lease liabilities	$89,916	$1,104,909

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2024	July 31, 2023
	(unaudited)
Accrued legal expenses	$55,552	$-
Rental deposit payable	42,765	66,000
Accrued payroll expenses (a)	23,942	212,953
Others	-	14,187
	$122,259	$293,140

(a)	On April 30, 2024, the Company issued 384,478 ordinary shares to settle accrued payroll expenses of $349,875 due to Mr. Jun Liu, the Chief Executive Officer of the Company. The fair value of ordinary shares was $0.91, which was the closing market price on April 30, 2024.

NOTE 10 – DEFERRED REVENUE

As of April 30, 2024 and July 31, 2023, the balance of deferred revenue represented the Company’s contract liabilities, including payments received in advance of providing consulting services which will be recognized as revenue as the Company completed the performances. As of April 30, 2024 and July 31 2023, the Company had deferred revenues of $nil and $70,000, respectively.

For the three months ended April 30, 2024 and 2023, no advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues, respectively. For the nine months ended April 30, 2024 and 2023, $nil and $20,785 of advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues, respectively.

For the three and nine months ended April 30, 2024, $nil and $70,000 of advance from customer balance as of July 31, 2023 was recognized as other income, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – RELATED PARTY TRANSACTIONS

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the three and nine months ended April 30, 2024 and 2023, or recorded balances as of April 30, 2024 and July 31, 2023:

Name	Relationship with the Company
Mr. Jun Liu	The Chief Executive Officer of the Company
Huaya*	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu
Zachary Group	Wholly owned by Mr. Jun Liu

2) Transactions with related parties

For the three and nine months ended April 30, 2024, the Company repaid loans of $nil and $17,710 to Asia International Securities Exchange Co., Ltd. On April 30, 2024, the Company and Asia International Securities Exchange Co., Ltd. entered into an agreement, pursuant to which the related party waived the liabilities due to the related party. Accordingly, the Company derecognized the balance due to the related party with corresponding account charged against additional paid-in capital. As of April 30, 2024, the Company had no payables due to the related party.

In April 2024, the Company made a three-month loan of $300,000 to Mr. Jun Liu. The loan was interest free and was repayable in July 2024.

On April 29, 2024, the Company entered into a deferred salary conversion agreement (“Deferred Salary Conversion Agreement”) with Mr. Jun Liu, the president, chief executive officer and chairman of the board of directors of the Company.

Pursuant to the Agreement, the Company agreed to issue and Mr. Liu agreed to accept 384,478 ordinary shares (“Deferred Salary Debt Shares”), $0.001 par value in lieu of an unpaid salary of $349,875 owed to Mr. Liu at a per share price of $0.91 which was the Nasdaq consolidated closing bid price per share of the Company’s ordinary shares on April 29, 2024.

For the three and nine months ended April 30, 2023, the Company make a loan of $nil and $100,000 to Huaya to support its operations. The loan was interest free and was repayable on demand. Huaya made repayments of $20,000 and $1,500, respectively, for the nine months ended April 30, 2024 and 2023, respectively.

In June 2022, the Company entered into an office lease agreement with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the office space. The modified agreement was for a lease term of 2 years through February 2026, and monthly rental fee was $3,000, payable on a monthly basis. For the three months ended April 30, 2024 and 2023, the Company recorded rental expenses of $26,000 and $60,000, respectively. For the nine months ended April 30, 2024 and 2023, the Company recorded rental expenses of $146,000 and $180,000, respectively.

3) Balances with related parties

As of April 30, 2024 and July 31, 2023, the balances due from related parties were as follows:

	April 30, 2024	July 31, 2023
	(unaudited)
Accounts receivable*:
Asia International Securities Exchange Co., Ltd.	$-	$600,000
	$-	$600,000

Other receivable*:
Mr. Jun Liu	$300,000	$-
Huaya	20,539	40,539
	$320,539	$40,539

*	As of July 31, 2023, the balance due from related parties were repayable on demand. The Company expected to collect the outstanding receivables from related parties before July 31, 2024.

(a)	During the year ended July 31, 2023, the Company provided full provision of $762,000 against accounts receivable due from Huaya because the management assessed the collection was remote.

ATIF HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of April 30, 2024 and July 31, 2023, the balances due to related parties were as follows:

	April 30, 2024	July 31, 2023
	(unaudited)
Other payables:
Asia International Securities Exchange Co., Ltd.	$-	$729,968
	$-	$729,968

In April 2024, Asia International Securities Exchange Co., Ltd. waived debts of $712,258 due from the Company. The forgiveness of liabilities was considered as a contribution from the principal shareholder and recorded as additional paid-in capital.

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

For the nine months ended April 30, 2024, the Company did not incur income tax expenses. For the nine months ended April 30, 2023, the Company incurred income tax expenses of $575,056.

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). For the three and nine months ended April 30, 2024, the Company suffered net operating losses due to limited number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of April 30, 2024 and July 31, 2023, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of April 30, 2024 and July 31, 2023 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and the assigned JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief. The arbitrator ordered the entire matter, concerning liability issues and damage issues for a final arbitration hearing currently scheduled to be conducted on September 9 and 10, 2024.

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

The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  A mediation was held on May 6, 2024, but the parties could not come to a resolution. The Defendants’ time to respond to the lawsuit was May 20, 2024. On May 15, 2024, the Defendants filed a Petition with the Superior Court of California seeking to compel arbitration under the operative agreements and stay the underlying State Court action. The motion is scheduled to be heard by the Court on September 19, 2024. At this time, the management is still in the process of evaluating the claims and defenses.

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

Our financial consulting services

Currently we provide consulting services to the companies based in North America and Asia seeking listing in U.S.. We launched our consulting services in 2015. Our aim was to assist Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas stock markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several jurisdictions outside the U.S. Our services were designed to help SMEs in China achieve their goal of becoming public companies. In May 2022, we shifted our geographic focus from China to North America emphasizing on helping mid and small companies in North America become public companies on the U.S. capital markets. We would create a going public strategy for each client based on many factors of such client, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped three Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. Most of our current and past clients have been Chinese, U.S. and Mexican companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore with continuing focus on the North American market in the coming years.

For the nine months ended April 30, 2024 and 2023, we provided consulting services to four and two customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. We plan to focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya, which was one of our subsidiaries before May 2022, in connection with the expansion and provision of our business services in China.

Our total revenue generated from consulting services was approximately $0.2 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively. Our total revenue generated from consulting services was approximately $0.4 million and $2.3 million for the nine months ended April 30, 2024 and 2023, respectively.

Key Factors that Affect our Business

We believe the following key factors may affect our consulting services:

Our business success depends on our ability to acquire customers effectively.

Our customer acquisition channels primarily include our sales and marketing campaigns and existing customer referrals. In order to acquire customers, we have made significant efforts in building mutually beneficial long-term relationships with, academic institutions, and local business associations. If any of our current customer acquisition channels becomes less effective, we are unable to continue to use any of these channels or we are not successful in using new channels, we may not be able to attract new customers in a cost-effective manner or convert potential customers into active customers or even lose our existing customers to our competitors. To the extent that our current customer acquisition and retention efforts become less effective, our service revenue may be significantly impacted, which would have a significant adverse effect on our revenues, financial condition, and results of operations.

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

Results of Operations

Comparison of Operation Results for the Three Months Ended April 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended April 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended		Changes
	April 30, 2024	April 30, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$200,000	$100,000	$100,000	100%

Operating expenses:
Selling expenses	(86,000)	(72,000)	14,000	19%
General and administrative expenses	(635,282)	(629,934)	5,348	1%
Total operating expenses	(721,282)	(701,934)	19,348	3%

Loss from operations	(521,282)	(601,934)	(80,652)	(13)%

Other income (expenses):
Other income, net	23,215	191,998	(168,783)	(88)%
(Loss) gain from investment in trading securities	(309,521)	82,265	(391,786)	(476)%
Total other (expenses) income, net	(286,306)	274,263	(560,569)	(204)%

Loss before income taxes	(807,588)	(327,671)	479,917	146%

Income tax provision	-	(8,099)	(8,099)	(100)%
Net loss	$(807,588)	$(335,770)	$471,818	141%

Revenues. Our total revenue increased by approximately $0.1 million from approximately $0.1 million for the three months ended April 30, 2023, to approximately $0.2 million in three months ended April 30, 2024.

During the three months ended April 30, 2024, we completed phase III services for one customer and earned consulting service fees of $0.2 million. During the three months ended April 30, 2023, we provided phase II services for one customer and earned consulting service fees of $0.1 million.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the three months ended April 30, 2024, our selling expenses was $86,000, representing an increase of $14,000, or 19%, from $72,000 for the three months ended April 30, 2023. The increase was primarily due to an increase of amortization expenses of $14,000 for TV promotion videos.

As a percentage of sales, our absolute amount of selling expenses were 43% and 72% of our total revenues for the three months ended April 30, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. Our general and administrative expenses kept stable at approximately $0.6 million for the three months ended April 30, 2024 and 2023.

As a percentage of sales, our general and administrative expenses were 318% and 630% of our total revenues for the three months ended April 30, 2024 and 2023, respectively.

Other income, net. Other income, net was primarily comprised of rental income from a sublease arrangement and realized gains from sales of trading securities. Compared with the other income, net for the three months ended April 30, 2023, the other income, net decreased by $168,783 for the three months ended April 30, 2024. The decrease was primarily because of a decrease of rental income of $40,468 because we terminated the sublease agreement in February 2024, and a decrease of realized gains of $128,299 from sales of trading securities.

(Loss) gain from investment in trading securities. (Loss) gain from investments in trading securities represented unrealized (loss) gain from investment in trading securities, which was measured at market price. For the three months ended April 30, 2024 and 2023, the Company recorded a loss from investment in trading securities of approximately $0.3 million and a gain from investment in trading securities of approximately $82,265, respectively.

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

Income tax expense was $nil for the three months ended April 30, 2024 due to net operating loss incurred in the quarter. Income tax expense was $8,099 for the three months ended April 30, 2023, which arose from net income earned by ATIF BC.

Net loss. As a result of foregoing, net loss was approximately $0.8 million for the three months ended April 30, 2024, an increase of approximately $0.5 million from net loss of $0.3 million for the same period ended April 30, 2023.

Comparison of Operation Results for the Nine Months Ended April 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended April 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Nine Months ended		Changes
	April 30, 2024	April 30, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)
	(unaudited)	(unaudited)
Revenues	$350,000	$2,300,000	$(1,950,000)	(85)%

Operating expenses:
Selling expenses	(251,000)	(125,000)	126,000	101%
General and administrative expenses	(1,824,577)	(1,710,942)	113,635	7%
Total operating expenses	(2,075,577)	(1,835,942)	239,635	13%

(Loss) income from operations	(1,725,577)	464,058	(2,189,635)	(472)%

Other income (expenses):
Interest income, net	23	1,874	(1,851)	(99)%
Other income, net	223,120	314,401	(91,281)	(29)%
(Loss) gain from investment in trading securities	(338,255)	101,381	(439,636)	(434)%
Gain from disposal of subsidiaries	-	56,038	(56,038)	(100)%
Total other (loss) income, net	(115,112)	473,694	(588,806)	(124)%

(Loss) income before income taxes	(1,840,689)	937,752	(2,778,441)	(296)%

Income tax provision	-	(575,056)	(575,056)	(100)%
Net (loss) income	$(1,840,689)	$362,696	$(2,203,385)	(608)%

Revenues. Our total revenue decreased by approximately $1.9 million from approximately $2.3 million for the nine months ended April 30, 2023, to approximately $0.4 million in nine months ended April 30, 2024.

During the nine months ended April 30, 2024, the Company provided listing related consulting services for four customers and earned consulting service fees of approximately $0.4 million. During the nine months ended April 30, 2023, we completed phase I and phase II services for four customers and earned consulting service fees of $2.3 million.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the nine months ended April 30, 2024, our selling expenses was approximately $0.3 million, representing an increase of approximately $0.1 million, or 101%, from approximately $0.1 million for the nine months ended April 30, 2023. The increase was primarily due to an increase of amortization expenses of approximately $0.1 million for TV promotion videos..

As a percentage of sales, our absolute amount of selling expenses were 72% and 5% of our total revenues for the nine months ended April 30, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. Our general and administrative expenses increased from approximately $1.7 million in the nine months ended April 30, 2023 to approximately $1.8 million in the same period of 2024, which was primarily due to an increase of legal expenses of approximately $0.2 million for legal proceedings with both Boustead Securities, LLC and J.P Morgan Securities LLC.

As a percentage of sales, our general and administrative expenses were 521% and 74% of our total revenues for the nine months ended April 30, 2024 and 2023, respectively.

Other income, net. Other income, net was primarily comprised of rental income from a sublease arrangement, realized gains from sales of trading securities, Employee Retention Credit (“ERC”) created by the CARES Act and waive of customer deposits payable, net off against loss from early termination of a lease arrangement. Compared with the other income, net for the nine months ended April 30, 2023, the other income, net decreased by $91,281 for the nine months ended April 30, 2024. The decrease was primarily attributable to a decrease of $27,577 in rental income as we terminated the sublease agreement in February 2024, a loss of $62,282 from early termination of a lease arrangement with a landlord, and a decrease of $128,299 in realized gains from sales of trading securities, partially net off by an increase of $70,000 due to waive of customer deposits and an increase of $51,896 in ERC.

(Loss) gain from investment in trading securities. (Loss) gain from investments in trading securities represented unrealized gains or losses from investment in trading securities, which was measured at market price. For the nine months ended April 30, 2024 and 2023, the Company recorded a loss from investment in trading securities of approximately $0.3 million and a gain from investment int trading securities of approximately $0.1 million, respectively.

Gain from disposal of subsidiaries. For the nine months ended April 30, 2023, the Company reported a gain of $0.06 million from disposal of ATIF GP. For nine months ended April 30, 2024, the Company did not record gain or loss from disposal of subsidiaries.

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

Income tax expense was $nil for the nine months ended April 30, 2024 due to net operating loss incurred. Income tax expense was approximately $0.6 million for the nine months ended April 30, 2023, which arose from net income earned by ATIF BC.

Net (loss) income. As a result of foregoing, net loss was approximately $1.8 million for the nine months ended April 30, 2024, a change of $2.2 million from net income of approximately $0.4 million for the nine months ended April 30, 2023.

Capital Commitments and Contingencies

We had no material capital commitments as of April 30, 2024.

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

Liquidity and Going concern

For the three and nine months ended April 30, 2024, the Company reported a net loss of approximately $0.8 million and approximately $1.8 million, respectively. For the three and nine months ended April 30, 2023, the Company reported a net loss of approximately $0.3 million and a net income of approximately $0.4 million, respectively. For the nine months ended April 30, 2024 and 2023, the Company reported operating cash outflows of $84,188 and approximately $1.4 million, respectively.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments.

As of April 30, 2024, the Company had cash of approximately $2.1 million, accounts receivable of approximately of $0.2 million and short-term investments of approximately $0.2 million, which were highly liquid. On the other hand, the Company had current liabilities of approximately $0.2 million The Company’s current assets could well cover its current liabilities. For the nine months ended April 30, 2024, the Company raised net proceeds of approximately $2.3 million from issuance of ordinary shares in a private placement. In addition, one of the related parties waived liabilities payable of approximately $0.7 million due to the related party. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

Because of losses from operations and the requirement of additional capital to fund our current operating plan at April 30, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

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

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of April 30, 2024.

We have limited financial obligations denominated in U.S. dollars, thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operations.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months Ended April 30,
	2024	2023
	(unaudited)	(unaudited)
Net cash used in operating activities	$(84,188)	$(1,361,108)
Net cash (used in) provided by investing activities	(749,470)	78,557
Net cash provided by financing activities	2,343,792	-
Net increase (decrease) in cash	1,510,134	(1,282,551)
Cash, beginning of period	606,022	1,750,137
Cash, end of period	$2,116,156	$467,586

Operating Activities

Net cash used in operating activities was $84,188 in the nine months ended April 30, 2024. Net cash used in operating activities was primarily comprised of net loss of approximately $1.8 million, adjusted for loss from investment of trading securities of approximately $0.3 million, and net changes in our operating assets and liabilities, principally comprising of (i) a decrease of accounts receivable of approximately $0.5 million and $0.6 million, respectively, due from third party customers and related party customers as a result of collection of consulting fees from customers, (ii) a decrease of prepaid expenses and other current assets of approximately $0.2 million due to amortization of prepaid advertising service fees, and (iii) an increase of accrued expenses and other current liabilities of approximately of $0.2 million as a result of accrual of payroll expenses and legal service fees.

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

Investing Activities

Net cash used in investing activities was approximately $0.7 million in the nine months ended April 30, 2024, primarily used in investment in trading securities of approximately $0.4 million and loans made to related parties of approximately $0.3 million.

Net cash provided by investing activities was $78,557 in the nine months ended April 30, 2023, primarily provided by release of investment in equity investees of $0.3 million, partially offset by loans of $0.1 million to a related party, and investment in trading securities of $0.1 million.

Financing Activities

For the nine months ended April 30, 2024, the Company raised proceeds of approximately $2.3 million in a private placement by issuance of 1,905,522 ordinary shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of April 30, 2024. Based on that evaluation, our management has concluded that, as of April 30, 2024, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2023, Boustead, filed Demand for Arbitration against ATIF (the Respondent) before JAMS in California and the assigned JAMS case Ref. No. is 5220002783. On May 25, 2023, ATIF filed its answer to deny Boustead’s Demand for Arbitration, which was unsuccessful and the arbitration process was initiated. The arbitrator ordered a motion to be filed by Boustead for a determination of contact interpretation, prior to extensive discovery into issues such as the alleged merits and damages, and to determine whether the contract interpretation should allow the matter to further proceed. Boustead had filed the Motion for Contract Interpretation Determination. ATIF filed its opposition to that Motion on October 16, 2023. The hearing on the motion was held on November 8, 2023, during which the arbitrator extended the hearing to February 29, 2024. The arbitrator also established December 15, 2023, as the deadline for Boustead to submit its reply regarding the contract interpretation issues raised by the Company. Simultaneously, the Company was granted until February 12, 2024, to present its response brief. The arbitrator ordered the entire matter, concerning liability issues and damage issues for a final arbitration hearing currently scheduled to be conducted on September 9 and 10, 2024.

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

The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  A mediation was held on May 6, 2024, but the parties could not come to a resolution. The Defendants’ time to respond to the lawsuit was May 20, 2024. On May 15, 2024, the Defendants filed a Petition with the Superior Court of California seeking to compel arbitration under the operative agreements and stay the underlying State Court action. The motion is scheduled to be heard by the Court on September 19, 2024 At this time, the management is still in the process of evaluating the claims and defenses.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2024, the Company entered into a Securities Purchase Agreement (the “April 16 Purchase Agreement”) with a non- U.S investor named in the Purchase Agreement (the “Purchaser”), pursuant to which the Company agreed to sell an aggregate of 1,092,512 newly issued ordinary shares of the Company, $0.001 par value per ordinary share (the “Ordinary Shares”) at a purchase price of $1.23 per share (the “April 16 Private Placement”). In connection with the Private Placement, the Company received gross proceeds in the amount of $1,343,789.76.

On April 18, 2024, the Company entered into two securities purchase agreements (the “April 18 Purchase Agreements”) in a private placement (the “April 18 Private Placement”) of the Company’s newly issued ordinary shares, par value $0.001 per ordinary share, with one (1) U.S. accredited investor, as defined under Rule 501 of Regulation D, and one (1) non-U.S. investor (individually, an “Investor” and collectively, the “Investors”), at the purchase price of $1.23 per ordinary share. The Company received gross proceeds in the amount of $1,000,002.38 in connection with the Private Placement.

Each of the April 18 Purchase Agreements and April 16 Purchase Agreement contained customary representations, warranties and covenants by the parties for offerings of similar sizes. The Company agreed that within a reasonable time after the Closing, the Company shall file a registration statement on Form S-3 (or other appropriate form if the Company is not then S-3 eligible) providing for the resale by the Investors of the purchased ordinary shares. We are filing the registration statement of which this prospectus forms a part to satisfy this obligation.

On April 29, 2024, the Company entered into a deferred salary conversion agreement (“Deferred Salary Conversion Agreement”) with Mr. Jun Liu, the president, chief executive officer and chairman of the board of directors of the Company.

Pursuant to the Agreement, the Company agreed to issue and Mr. Liu agreed to accept 384,478 ordinary shares (“Deferred Salary Debt Shares”), $0.001 par value in lieu of an unpaid salary of $349,875 owed to Mr. Liu at a per share price of $0.91 which was the Nasdaq consolidated closing bid price per share of the Company’s ordinary shares on April 29, 2024.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
10.1	The Securities Purchase Agreement, dated April 16, 2024
10.2	The Securities Purchase Agreement, dated April 18, 2024
10.3	The Securities Purchase Agreement for U.S Investor, dated April 18, 2024
10.4	The Deferred Salary Conversion Agreement dated April 29, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATIF HOLDINGS LIMITED

June 14, 2024	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

ATIF HOLDINGS LIMITED

June 14, 2024	By:	/s/ Yue Ming
Yue Ming
Chief Financial Officer