Form 10-K
period 2024-07-31
ATIF Holdings Ltd
filed 2024-11-13
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

646-828-8710

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5,103,034.20 as of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s ordinary shares on such date, as reported on the Nasdaq Capital Market.

As of November 12, 2024, the registrant had 11,917,452 ordinary shares outstanding.

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

Unless the context otherwise requires, in this annual report on Form 10-K references to:

●	“ATIF BVI” shall hereinafter refer to ATIF Holdings Limited, a British Virgin Islands business company.

●	“ATIF USA” shall hereinafter refer to ATIF Inc., a California corporation and a wholly-owned subsidiary of ATIF.

●	“ATIF Investment” shall hereinafter refer to ATIF Investment Limited, a British Virgin Islands business company and a wholly-owned subsidiary of ATIF.

●	“ATIF BD” shall hereinafter refer to ATIF BD LLC, a California limited liability company and a wholly-owned subsidiary of ATIF USA.

●	“ATIF Consulting” shall hereinafter refer to ATIF Business Consulting LLC, a California LLC and a wholly-owned subsidiary of ATIF USA.

●	“ATIF Management” shall hereinafter refer to ATIF Business Management LLC, a California LLC and wholly-owned subsidiary of ATIF USA.

●	“we,” “us,” “Company,” “Group,” or the “registrant” or similar terms used in this registration statement refer to ATIF, ATIF USA, ATIF Investment, ATIF Consulting, ATIF Management, and ATIF BD, unless the context otherwise indicates.

●	“Affiliated Entities” shall refer to the ATIF USA, ATIF Consulting, ATIF Management, ATIF Investment and ATIF BD.

●	“China” or “PRC” are to the People’s Republic of China, including Hong Kong and Macau; however the only time such jurisdictions are not included in the definition of PRC and China is when we reference to the specific laws that have been adopted by the PRC. The same legal and operational risks associated with operations in China also apply to operations in Hong Kong. The term “Chinese” has a correlative meaning for the purpose of this prospectus;

●	“preferred shares,” or “Preferred Shares” are to the Class A preferred shares of the Company, par value $0.001 per share;

●	“RMB” and “Renminbi” are to the legal currency of the PRC;

●	“SEC” are to the Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“shares,” “Shares,” or “Ordinary Shares” are to the Ordinary Shares of the Company, par value $0.001 per share; and

●	“U.S. dollars” and “$” are to the legal currency of the United States.

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

This annual report on Form 10-K includes our audited consolidated financial statements for the fiscal years ended July 31, 2024 and 2023.

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

We have primarily focused on helping clients going public on the national stock exchanges and OTC Markets in the U.S. As of the date of this annual report, we have provided financial consulting services to SMEs in the United States, Mexico, China and Hong Kong. The following table illustrates the breakdown of our total revenue, organized by customers’ locations for the years ended July 31, 2024 and 2023.

	Year ended July 31, 2024	Percentage of Total	Year ended July 31, 2023	Percentage of Total
	Revenue	revenue	Revenue	revenue
Hong Kong			600,000	24%
Mainland China
USA	620,000	100%	1,200,000	49%
Mexico			650,000	27%
Total revenue, net	$620,000	100%	2,450,000	100%

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

On January 14, 2021, the Company entered into the sales and purchase agreement (the “Sales and Purchase Agreement”) with the majority shareholders of Leaping Group Co., Ltd. (“LGC”) consisting of Jiang Bo, Jiang Tao and Wang Di (collectively the “LGC Buyers”) to sell our 51.2% equity interest in LGC. Pursuant to the Sales and Purchase Agreement, the Company sold 10,217,230 ordinary shares of LGC in exchange for (i) 5,555,548 ordinary shares of the Company owned by the LGC Buyers, and (ii) a cash payment of US$2,300,000 payable by January 14, 2023 at an interest rate of 10% per annum. As of July 31, 2024, the 5,555,548 ordinary shares owned by the LGC Buyers have been returned to the Company and the $2.3 million cash payment has not yet been received from the LGC Buyers. For the years ended July 31, 2021 and 2020, we reported net loss of $6.6 million and $11.0 million from discontinued operations of LGC as a separate component in the consolidated statements of operations. In addition, for the year ended July 31, 2023, the Company provided full provision against the principal and interest aggregating approximately $2.7 million due from the shareholders of LGC.

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

On April 16, 2024, the Company entered into a Securities Purchase Agreement (the “April 16 Purchase Agreement”) with a non-U.S investor named in the Purchase Agreement (the “Purchaser”), pursuant to which the Company agreed to sell an aggregate of 1,092,512 newly issued ordinary shares of the Company, $0.001 par value per ordinary share (the “Ordinary Shares”) at a purchase price of $1.23 per share (the “April 16 Private Placement”). In connection with the Private Placement, the Company received gross proceeds in the amount of $1,343,789.76.

On April 18, 2024, the Company entered into two securities purchase agreements (the “April 18 Purchase Agreements”) in a private placement (the “April 18 Private Placement”) of the Company’s 813,010 newly issued ordinary shares, par value $0.001 per ordinary share, with one (1) U.S. accredited investor, as defined under Rule 501 of Regulation D, and one (1) non-U.S. investor (individually, an “Investor” and collectively, the “Investors”), at the purchase price of $1.23 per ordinary share. The Company received gross proceeds in the amount of $1,000,002.38 in connection with the Private Placement.

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

Cash Distribution

Under our current corporate structure, to fund any liquidity requirements an entity in our corporate group may have, an Affiliated Entity may rely on dividend payments from ATIF BVI and ATIF BVI may receive distributions or cash transfers from an Affiliated Entity. As of the date of this annual report, there are no currency exchange restrictions or limitations imposed on the transfer of capital within our corporate structure, except that the transfers are subject to money laundering and anti-corruption rules and regulations. However, there is no guarantee that the applicable government will not promulgate new laws or regulations that may impose such restrictions on currency exchanges in the future. As of the date of this annual report, no transfer of non-cash assets has occurred between ATIF BVI and any of its subsidiaries. The following table illustrates the breakdown of our cash transfer within our organization as of July 31, 2024:

Lender	Borrower	Amount Due
ATIF BVI	ATIF USA	$3,968,000
ATIF BVI	ATIF INVESTMENT LTD	$400,672
ATIF Business Consulting LLC	ATIF BVI	$1,525,000

The following table illustrates the breakdown of our cash transfer within our organization  as of the day of the year ended July 31, 2023:

Lender	Borrower	Amount Due
ATIF BVI	ATIF USA	$2,357,000
ATIF BVI	ATIF INVESTMENT LTD	$397,172
ATIF Business Consulting LLC	ATIF BVI	$935,000

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

We launched our consulting services in 2015. Our aim was to assist these Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several overseas jurisdictions. Our services are designed to help SMEs in China achieve their goal of becoming public companies. We create a going public strategy for each client based on many factors, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to July 31, 2024, we have successfully helped nine Chinese enterprises to be quoted on the U.S. OTC markets along with three client getting listed on Nasdaq Stock Market and are currently assisting our other clients in their respective going public efforts.   Most of our clients are Chinese companies and American companies, and we plan to expand our operations to North America such as Mexico because we believe there is a huge market potential there.

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

Competition

We face competition from a number of consulting companies providing going public consulting services such as Greenpro Capital Corp., Forward Capital, and Metalpha Technology Holding Limited, who recently entered going public consulting services in 2018. We believe that our relatively mature operating history of nearly three years differentiates our company from other competitors. Our comprehensive one-stop consulting services, through which we are directly involved in each of the three pre-defined phases of our clients’ going public process, are unlike the services provided by many of our competitors, who often act as mere initial order takers, and then outsource a majority of services to third-party providers.

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

Major Customers

The majority of our clients are small to medium-sized enterprises seeking growth and expansion through going public on recognized exchanges, and $0.6 million and $2.5 million was generated from our consulting services for the fiscal years ended July 31, 2024 and 2023, respectively. For the year ended July 31, 2024, our clients were based in North America. The number of our consulting service clients was eight and three for the fiscal years ended July 31, 2024 and 2023, respectively. Due to the nature of our consulting business, which requires us to dedicate a large amount of resources to each of our clients, we were able to generate a relatively large revenue from a small number of clients. As a result, we had two and four clients that accounted for more than 10% of our total revenues, for the fiscal years ended July 31, 2024 and 2023, respectively. As we continue to expand and grow the number of clients, we expect the risks arising from customer concentration will be mitigated accordingly.

Employees

As of July 31, 2024, we had 8 full-time employees, including 1 in China and 7 in America. None of our employees are subject to collective bargaining agreements governing their employment with us. We believe our employee relations are good.

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

Corporate Office

Our principal executive office and production facility is located in Lake Forest, California, USA, where we lease approximately 7237 square feet of office space and is located in 25391 Commercentre Dr. Ste 120, Lake Forest, CA 92630. The telephone number at our principal executive office is 646-828-8710. We believe that these existing facilities will be adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

We have incurred net losses for the year ended July 31, 2024 and expect losses to continue in the near future.

For the fiscal year ended July 31, 2024, we incurred a loss of $3.2 million.  Our operations have been adversely affected by the effect of declining Economic environment. In addition, the PRC has recently issued statements that may have the effect of slowing down our business consulting services of assisting PRC companies to go public in the United States. As a result, until the PRC further clarifies its views and regulations regarding PRC companies seeking to go public in the United States, and PRC companies are comfortable with the business climate and seeking our services, we anticipate that we continue to experience losses in the future.

Raising additional capital may cause dilution to our existing stockholders

As of July 31, 2024, we had cash of $1.2 million. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.

If we fail to comply with the continued listing requirements of NASDAQ, we would face possible delisting, which would result in a limited public market for our shares and make obtaining future debt or equity financing more difficult for us.

Stockholders’ Equity Requirement

As previously reported on November 22, 2023, the Company received a letter from Nasdaq (the Stockholder Equity Letter), regarding its non-compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. The letter notified the Company that its stockholders’ equity, reported at $1,539,353 in the Annual Report on Form 10-K for the period ending July 31, 2023, did not meet the Nasdaq Capital Market’s minimum stockholders’ equity requirement of $2,500,000 for continued listing as per Nasdaq Listing Rule 5550(b)(1) (the Stockholders’ Equity Requirement). Nasdaq gave the Company until January 8, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1).

As previously reported in a Current Report on Form 8-K April 16, 2024 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a non- U.S investor named in the Purchase Agreement (the “Purchaser”), pursuant to which the Company agreed to sell an aggregate of 1,092,512 newly issued ordinary shares of the Company, $0.001 par value per ordinary share (the “Ordinary Shares”) at a purchase price of $1.23 per share (the “Private Placement”). In connection with the Private Placement, the Company received gross proceeds in the amount of $1,343,789.76. As previously reported in a Current Report on Form 8-K, on April 18, 2024, the Company entered into two securities purchase agreements (the “April 18 Purchase Agreements”) in a private placement (the “April 18 Private Placement”) of the Company’s 813,010 newly issued ordinary shares, par value $0.001 per ordinary share, with one (1) U.S. accredited investor, as defined under Rule 501 of Regulation D, and one (1) non-U.S. investor (individually, an “Investor” and collectively, the “Investors”), at the purchase price of $1.23 per ordinary share. The Company received gross proceeds in the amount of $1,000,002.38 in connection with the April 18 Private Placement.

As previously reported in a Form 8-K, on April 29, 2024, the Company entered into a deferred salary conversion agreement (“Deferred Salary Conversion Agreement”) with Mr. Jun Liu, the president, chief executive officer and chairman of the board of directors of the Company. Pursuant to the Agreement, the Company issued 384,478 ordinary shares to Mr. Liu (“Deferred Salary Debt Shares”), $0.001 par value in lieu of an unpaid salary of $349,875 owed to Mr. Liu at a per share price of $0.91 which was the Nasdaq consolidated closing bid price per share of the Company’s ordinary shares on April 29, 2024.

On May 16, 2024, Nasdaq granted the Company an extension of time until May 20, 2024 to provide evidence of compliance, by filing a Current Report on Form 8-K which includes (1) disclosure of Nasdaq’s deficiency letter and the specific deficiency or deficiencies cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in item (2) above; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

As of May 16, 2024, the Company submitted to Nasdaq that it believes its shareholders’ equity as of April 30, 2024, on a pro forma basis after giving effect to the transactions described above would be $2,683,042 and therefore, believes it has regained compliance with the stockholders’ equity requirement based upon the specific transactions and events referenced above. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement, and if at the time of its next periodic report, which will be its annual report on Form 10-K for the year ended July 31, 2024, the Company does not evidence compliance, it may be subject to delisting.

As of July 31, 2024, the Company’s stockholders’ equity was $1,753,754.

There can be no assurance that the company will continue to have a minimum stockholders’ equity of $2,500,000 and satisfy Nasdaq’s requirements for continued listing under Nasdaq Listing Rule 5550(b)(1), the Stockholders’ Equity Requirement. If we fail to satisfy any of Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our ordinary shares, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity

If the Company fails to regain compliance with Nasdaq’s Listing Rules, we could be subject to suspension and delisting proceedings. If our securities lose their status on The NASDAQ Capital Market, our securities would likely trade in the over-the-counter market. If our securities were to trade on the over-the-counter market, selling our securities could be more difficult because smaller quantities of securities would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our securities, further limiting the liquidity of our securities. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from The NASDAQ Capital Market and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

Our historical financial results may not be indicative of our future performance.

We may not be able to sustain our historical rapid growth and/or may not be able to grow our business at all. Our net revenue was $0.6 million and $2.5 million for the years ended July 31, 2024 and 2023, respectively. Our net loss was $3.2 million and $2.9 million for the years ended July 31, 2024 and 2023, respectively. However, our historical growth rate, limited history of operation, changes to business operations, among other factors, make it difficult to evaluate our prospects.

Substantial doubt about our ability to continue as a going concern.

Because of our losses from operations, cash outflow in operating activities,   and our requirement of additional capital to fund our current operating plan, at July 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about our ability to continue as a going concern and is dependent on our ability to raise addition working capital through debt or equity financings.

We may incur liability for unpaid taxes, including interest and penalties.

In the normal course of business, we may be subject to challenges from various taxing authorities regarding the amounts of taxes due. The taxing authorities may take the position that we owe more taxes than we have paid. We recorded tax liabilities of approximately $3,300 and $31,200 as of July 31, 2024 and 2023, respectively, for the possible underpayment of income and business taxes. It is possible that our tax for past taxes may be higher than those amounts if the authorities determine that we are subject to penalties or that we have not paid the correct amount. Although our management believes it may be able to negotiate with local taxing authorities a reduction to any amounts that such authorities may believe are due and a reduction to any interest or penalties thereon, we have no guarantee that we will be able to negotiate such a reduction. To the extent we are able to negotiate such amounts, national-level taxing authorities may take the position that localities are without power to reduce such liabilities, and such taxing authorities may attempt to collect unpaid taxes, interest and penalties in amounts greatly exceeding management’s estimates.

Changes in the U.S. capital markets could make our services less attractive to our clients and adversely affect our business and financial condition.

Our consulting services help our clients become public companies. For the year ended July 31, 2024, our clients were primarily based in Hong Kong and North America. We are expanding our consulting services to include Chinese domestic exchanges and the Hong Kong Stock Exchange, but currently, all of our former and current clients have chosen to go public in the U.S. We believe this is due to the more flexible rules provided by the U.S. OTC markets and exchanges than the Chinese domestic exchanges, as well as the attractive financing and growth opportunities the U.S. capital market, which has remained relatively stable comparing to the Chinese capital market, are perceived to be able to provide to the Chinese enterprises. As a result, our going public consulting business has flourished since its inception in 2015. However, changes in the U.S. capital markets could make our service less desirable to Chinese enterprises. For example, if the U.S. OTC markets and exchanges make their rules more stringent to Chinese enterprises, then fewer Chinese enterprises will be able to use our consulting services to go public in the U.S., and our business and financial condition will be adversely affected as a result.

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

On September 24, 2024, the Company and Boustead entered into a settlement agreement, pursuant to which the Company shall pay a total amount of $1,000,000 to Boustead. The payment is made in three instalments, the first instalment of $250,000 is payable upon execution of the settlement agreement, the second instalment of $500,000 is payable before March 1, 2025, and the final instalment of $250,000 is payable before December 31, 2025.

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

The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  A mediation was held on May 6, 2024, but the parties could not come to a resolution. The Defendants’ time to respond to the lawsuit was May 20, 2024. On May 15, 2024, the Defendants filed a Petition with the Superior Court of California seeking to compel arbitration under the operative agreements and stay the underlying State Court action. On or about August 16, 2024, the parties agreed that JPMS and ATIF-1 GP, LLC would submit any disputes between the two of them only, to FINRA arbitration, and stay the California state court case pending such arbitration. At this time, the management is still in the process of evaluating the claims and defenses.

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

The audit report included in our annual report on Form 10-K for the years ended July 31, 2024 and 2023, was issued by ZH CPA, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing ZH CPA in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges or in the over the counter trading market in the U.S. if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Ordinary Shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which was signed into law on December 29, 2022, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

In a November 5, 2020, private placement, we sold warrants to purchase 869,565 Ordinary Shares at an exercise price of $4.60 per Ordinary Share. Each warrant will expire five years from the date of issuance. The warrant exercise price may be subject to adjustment in the event that we issue certain securities at prices below the then exercise price. In connection with our reverse stock split, the exercise price for these warrants were repriced at $2.74 per ordinary share. Until these warrants all exercised, these repricing exercise features may have the effect of limiting our ordinary share price and make it more expensive to raise capital in the future. As of July 31, 2024, 563,855 warrants have been exercised for 459,986 Ordinary Shares, among which 389,855 warrants were exercised at $2.74 per ordinary share for an aggregate total of $1.1 million, and the remaining 174,000 warrants were cashless exercises.

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

Our largest shareholder owns approximately 47.4% of our Ordinary Shares, which will allow him the ability to elect directors and approve matters requiring shareholder approval by way of resolution of members.

Mr. Jun Liu, who is our President, Chief Executive Officer and Chairman of the Board, is currently the beneficial owner of 5,652,808 ordinary shares (as adjusted to reflect the Reverse Split), or 47.4% of our current outstanding Ordinary Shares (32.2% directly held by Mr. Liu including 28.9% directly held by Tianzhen Investments Limited which is an entity that 100% owned by Mr. Liu, and the remaining 15.3% that may be deemed to be beneficially owned by Mr. Liu through the assignment of a proxy agreement entered with Eno Group Limited on September 30, 2018 to Tianzhen Investments Limited on February 10, 2021). Mr. Liu has the power to elect all directors and approve all matters requiring shareholder approval without the votes of any other shareholder, significant influence over a decision to enter into any corporate transaction, and the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not our directors or other shareholders believe that such a transaction is in our best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our Ordinary Shares or prevent our shareholders from realizing a premium over the then-prevailing market price for their Ordinary Shares.

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

Depending on the amount of assets held for the production of passive income, it is possible that, for our 2024 taxable year or for any subsequent year, more than 50% of our assets may be assets which produce passive income. We will make this determination following the end of any particular tax year. For purposes of the PFIC analysis, in general, according to Internal Revenue Code Section 1297(c), a non-U.S. corporation is deemed to own its pro rata share of the gross income and assets of any entity in which it is considered to own at least 25% of the stock by value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our company recognizes the critical importance of cybersecurity in our digital operations and has established a risk management program to address both internal and external cybersecurity threats. Despite our comprehensive efforts and critical resource allocation, we acknowledge the challenges posed by the evolving nature of cyber threats and the limitations in fully mitigating these risks. We have not observed any significant impacts from known cybersecurity threats or previous incidents on our operational, strategic, or financial aspects. Nevertheless, given the unpredictable nature of cyber threats, we cannot assure complete immunity against potential future impacts.

The likelihood of cybersecurity incidents is influenced by frequency risk factors. External factors include market trends in cybercrime, technological advancements in hacking methods, and geopolitical developments. Internal factors are shaped by our policies, the effectiveness of employee training, and robustness of system updates and maintenance procedures. External cybersecurity incidents events may include and are not limited to service disruptions due to email borne threat activities, ransomware, or denial of service attacks against us or our suppliers, while internal events may comprise of internal threats, subcontractors, or governance failures among other events.

Cybersecurity incident response plans are regularly updated to include structured processes encompassing identification, containment, eradication, recovery, and post-incident review. Continuous monitoring of systems and networks allows for the detection and response to potential cybersecurity threats. Response capabilities are regularly reviewed to align with the evolving cyber threat landscape and processes are fully integrated into our broader risk management system.

Criteria used to determine the materiality of an incident includes, but is not limited to, evaluating the scope, nature, type, systems, data, operational impact, and pervasiveness of the incident. This approach involves continuous oversight and improvement based on evolving cyber threats. Materiality also considers both quantitative and qualitative factors in determining impact.

Third-party engagement processes include risk evaluation across various domains such as cybersecurity, data privacy, supply chain, and regulatory compliance. We are committed to transparently disclosing material and unauthorized cybersecurity incidents involving third-party service providers, considering factors like operational technology system damages, information breaches, and interconnected attacks exploiting vulnerabilities.

Cybersecurity Governance

Our Board of Directors plays a pivotal role in overseeing the organization's preparedness for cyber threats. This involves a comprehensive understanding of our risk profile, ensuring appropriate cybersecurity controls are in place, regularly reviewing the effectiveness of these measures, and maintaining a robust incident response plan. The Board's involvement extends beyond compliance and budget approvals to active participation in continuous cybersecurity strategy improvement.

ITEM 2. PROPERTIES

Our principal executive office and production facility is located in Lake Forest, California, USA, where we lease approximately 7,237 square feet of office space from a related party. The term of the lease is from June 1, 2022 to May 31, 2027, with monthly rental expenses of $20,000. On March 1, 2024, the Company modified the office lease arrangement, pursuant to which the remaining lease term was modified from 38 months to 24 months which will expire on February 28, 2026, and the office space is reduced from 7,237 square feet to 1,555 square feet. The monthly rental expense was reduced to $3,000.

In addition, we also lease an office space in Irvine, California, for approximately 4,182 square feet of office space for a term of three years from March 1, 2021 to February 29, 2024, and with monthly rental expenses of $20,073. As of August 25, 2022, we have subleased this office space to an unrelated third party company from August 25, 2022 to March 1, 2024. Our total rent expense was approximately $0.2 million and $0.5 million for the years ended July 31, 2024 and 2023, respectively. The Company did not extend the lease term upon maturity.

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

On September 24, 2024, the Company and Boustead entered into a settlement agreement, pursuant to which the Company shall pay a total amount of $1,000,000 to Boustead. The payment is made in three instalments, the first instalment of $250,000 is payable upon execution of the settlement agreement, the second instalment of $500,000 is payable before March 1, 2025, and the final instalment of $250,000 is payable before December 31, 2025.

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

The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  A mediation was held on May 6, 2024, but the parties could not come to a resolution. The Defendants’ time to respond to the lawsuit was May 20, 2024. On May 15, 2024, the Defendants filed a Petition with the Superior Court of California seeking to compel arbitration under the operative agreements and stay the underlying State Court action. On or about August 16, 2024, the parties agreed that JPMS and ATIF-1 GP, LLC would submit any disputes between the two of them only, to FINRA arbitration, and stay the California state court case pending such arbitration. At this time, the management is still in the process of evaluating the claims and defenses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Ordinary shares

Our Ordinary Shares have been listed on the Nasdaq Capital Market since May 3, 2019, under the symbol “ATIF.”

Holders of Record of Ordinary Shares

As of November 12, 2024, we had approximately 34 shareholders of record for our ordinary shares. The foregoing number of shareholders of record does not include an unknown number of shareholders who hold their shares in “street name.”

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

On April 18, 2024, the Company entered into two securities purchase agreements (the “April 18 Purchase Agreements”) in a private placement (the “April 18 Private Placement”) of the Company’s 813,010 newly issued ordinary shares, par value $0.001 per ordinary share, with one (1) U.S. accredited investor, as defined under Rule 501 of Regulation D, and one (1) non-U.S. investor (individually, an “Investor” and collectively, the “Investors”), at the purchase price of $1.23 per ordinary share. The Company received gross proceeds in the amount of $1,000,002.38 in connection with the Private Placement.

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

Our financial consulting services

Currently we provide consulting services to the companies based in North America seeking listing in U.S.. We launched our consulting services in 2015. Our aim was to assist Chinese enterprises by filling the gaps and forming a bridge between PRC companies and overseas stock markets and exchanges. We have a team of qualified and experienced personnel with legal, regulatory, and language expertise in several jurisdictions outside the U.S. Our services were designed to help small and medium-sized enterprises (“SME”) in China achieve their goal of becoming public companies. In May 2022, we shifted our geographic focus from China to North America emphasizing on helping mid and small companies in North America become public companies on the U.S. capital markets. We would create a going public strategy for each client based on many factors of such client, including our assessment of the client’s financial and operational situations, market conditions, and the client’s business and financing requirements. Since our inception and up to the date of this report, we have successfully helped nine Chinese enterprises to be quoted on the U.S. OTC markets and are currently assisting our other clients in their respective going public efforts. Most of our current and past clients have been Chinese, U.S. and Mexican companies, and we plan to expand our operations to other Asian countries, such as Malaysia, Vietnam, and Singapore with continuing focus on the North American market in the coming years.

For the fiscal years ended July 31, 2024 and 2023, we provided consulting services to eight and three customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. We focus on providing consulting services to customers based in North America and other areas and intend to continue cooperating with Huaya in connection with the expansion and provision of our business services in China. From April 2022 through the date of this report, the Company entered into consulting agreements with nine customers, among which three are based in the North America.

Our total revenue generated from consulting services amounted to approximately $0.6 million and $2.5 million for the fiscal years ended July 31, 2024 and 2023, respectively.

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

Results of Operations

The following table summarizes the results of our operations for the fiscal years ended July 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the years ended		Changes
	July 31, 2024	July 31, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues – third parties	$420,000	$1,150,000	$(730,000)	(63)%
Revenues – a related party	200,000	1,300,000	(1,100,000)	(85)%
Revenues	$620,000	$2,450,000	$(1,830,000)	(75)%

Operating expenses:
Selling expenses	333,500	207,238	126,262	61%
General and administrative expenses	2,265,612	2,241,626	23,986	1%
(Reversal of provision) provision against accounts receivable due from a related party	(19,103)	762,000	(781,103)	(103)%
Total operating expenses	2,580,009	3,210,864	(630,855)	(20)%

Loss from operations	(1,960,009)	(760,864)	1,199,145	158%

Other income (expenses):
Interest income, net	26	1,874	(1,848)	(99)%
Other (expenses) income, net	(846,871)	314,518	(1,161,389)	(369)%
Provision against due from buyers of LGC	-	(2,654,767)	(2,654,767)	(100)%
(Loss) gain from investment in trading securities	(381,370)	192,102	(573,472)	(299)%
Gain from disposal of subsidiaries and VIE	-	56,038	(56,038)	(100)%
Total other expense, net	(1,228,215)	(2,090,235)	(862,020)	(41)%

Loss before income taxes	(3,188,224)	(2,851,099)	337,125	12%

Income tax provision	(3,300)	(31,200)	(27,900)	(89)%
Net loss	$(3,191,524)	$(2,882,299)	$309,225	11%

Revenues. Our total revenue decreased by approximately $1.8 million, or 75%, from approximately $2.5 million in fiscal year 2023, to approximately $0.6 million in fiscal year 2024, primarily attributable to a decrease of approximately $0.7 million and $1.1 million, respectively, from consulting services to third parties and related parties.

The decrease in revenues from third parties was primarily because we provided listing related consulting services for seven customers and earned consulting service fees of approximately $0.4 million for the fiscal year ended July 31, 2024, while we provided phase completed phase I and phase II services for two customers and earned consulting service fees of approximately $1.2 million for the fiscal year ended July 31, 2023. The phase I and phase II service fees are higher than listing related consulting services, because the phase I and phase II services take longer time.

The decrease in revenues from related parties was primarily because we provided consulting services to less customers on behalf of related parties. For the fiscal year ended July 31, 2024 and 2023, we provided consulting services to one and two customers on behalf of a related party, respectively.

Selling expenses. Selling expenses increased by approximately $0.1 million, or 61%, from approximately $0.2 million in year ended July 31, 2023 to approximately $0.3 million in the same period ended July 31, 2024. Our selling expenses primarily consisted of promotion and advertising expenses. The increase in our selling expenses was primarily due to an increase of amortization expenses of approximately $0.1 million for TV promotion videos.

As a percentage of sales, our selling expenses were 54% and 8% of our total revenues for the fiscal years ended July 31, 2024 and 2023, respectively.

General and administrative expenses. Our general and administrative expenses kept stable at $2.3 million and $2.2 million For the fiscal years ended July 31, 2024 and 2023, respectively. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, professional expenses, office expenses, operating lease expenses. The increase in general and administrative expenses was primarily due to an increase of legal expenses of approximately $0.5 million for legal proceedings with both Boustead Securities, LLC and J.P Morgan Securities LLC, partially offset by a decrease of approximately $0.2 million in rental expenses because we modified an office lease agreement, a decrease of approximately $0.1 million in payroll expenses because we adjusted monthly payroll expenses to Mr. Jun Liu from $20,000 to $1 since February 2024, and a decrease of approximately $0.1 million in office expenses.

As a percentage of sales, our general and administrative expenses were 365% and 91% of our total revenues for the fiscal years ended July 31, 2024 and 2023, respectively.

(Reversal of provision) provision against accounts receivable due from a related party. For the fiscal year ended July 31, 2023, we provided full provision of $762,000 against the accounts receivable due from Huaya as the management assessed it is remote to collect the outstanding balance. For the fiscal year ended July 31, 2024, we reversed provision of $19,103 because Huaya paid salary expenses of $19,103 on our behalf.

Provision against due from buyers of LGC. For the fiscal year ended July 31, 2023, we provided full provision of $2,654,767 against the balances due from buyers of LGC as the management assessed it is remote to collect the outstanding balance. The balance due from buyers of LGC arose from our disposition of 51.2% of the equity interest of LGC in January 2021. We did not incur such expenses for the fiscal year ended July 31, 2024.

Loss (gain) from investment in trading securities. Loss (gains) from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the fiscal years ended July 31, 2024 and 2023, we recorded an investment loss of approximately $0.4 million and an investment gain of approximately $0.2 million, respectively.

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

Income tax expense was $3,300 for the fiscal years ended July 31, 2024, because three of our US subsidiaries are subject to state taxes during the year of 2024. Income tax expense was $31,200 for the fiscal years ended July 31, 2023, because our USA subsidiaries were making taxable income during the year of 2023.

Net loss. As a result of foregoing, net loss was approximately $3.2 million for the fiscal year ended July 31, 2024, an increase of $0.3 million from net loss of $2.9 million in fiscal year 2023.

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

Liquidity and Going concern

For the years ended July 31, 2024 and 2023, the Company reported a net loss of approximately $3.2 million and $2.9 million, respectively, and operating cash outflows approximately $0.1 million and $2.3 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at July 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

As of July 31, 2024, the Company had cash of $1.2 million, short-term investment in trading securities of $0.4 million, due from a related party of $0.9 million and accounts receivables of $0.2 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of $1.0 million. The Company’s cash on hand could well cover the current liabilities. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

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

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of July 31, 2024.

The following table sets forth summary of our cash flows for the years indicated:

	For the Years Ended July 31,
	2024	2023
Net cash used in operating activities	(120,483)	(2,333,899)
Net cash (used in) provided by investing activities	(1,579,955)	459,816
Net cash provided by financing activities	2,343,792	729,968
Net increase (decrease) in cash	643,354	(1,144,115)
Cash, beginning of year	606,022	1,750,137
Cash, end of year	$1,249,376	$606,022

Operating Activities

Net cash used in operating activities was approximately $0.1 million in fiscal year ended July 31, 2024. Net cash used in operating activities was primarily comprised of net loss of approximately $3.2 million, adjusted for loss of approximately $0.4 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of (i) a decrease of accounts receivable of approximately $0.7 million due from third parties and $0.4 million due from a related party, respectively. The decrease was because we collected outstanding balance due from customers, (ii) a decrease of prepaid expenses and other current assets of approximately $0.3 million, which was due to amortization of advertising service fees, and (iii) an increase of accrued expenses and other current liabilities of approximately $1.3 million.

Net cash used in operating activities was approximately $2.3 million in fiscal year ended July 31, 2023. Net cash used in operating activities was primarily comprised of net loss of approximately $2.9 million, adjusted for provision of approximately $2.7 million against due from buyers of LGC, and provision of approximately $0.8 million against accounts receivable due from a related party, and net changes in our operating assets and liabilities, principally comprising of (i) an increase of accounts receivable of approximately $0.7 million due from third parties and approximately $0.6 million due from a related party, respectively. The increase was in line with increase of revenues, and (ii) a decrease of accrued expenses and other current liabilities of approximately $2.0 million as the Company was no longer liable to an investment bank for loss making since disposal of ATIF GP.

Investing Activities

Net cash used in investing activities was approximately $1.6 million in fiscal year 2024, primarily consisting of loans of approximately $0.9 million made to a related party and investment of approximately $0.7 million in trading securities.

Net cash provided by investing activities was approximately $0.4 million in fiscal year 2023, primarily consisting of proceeds of approximately $0.3 million from disposal of investments in two equity securities, redemption of $94,799 from short-term investments, proceeds of $72,000 from disposal of property and equipment, and collection of loans of $59,000 from a related party, partially offset against loans of approximately $0.1 million made to a related party.

Financing Activities

Net cash provided by financing activities was approximately $2.3 million in fiscal year 2024, which was provided by proceeds of approximately $2.3 million from issuance of ordinary shares pursuant to a private placement

Net cash provided by financing activities was approximately $0.7 million in fiscal year 2023, which was provided by borrowings of approximately $0.7 million from a related party.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of July 31, 2024. Based on that evaluation, our management has concluded that, as of July 31, 2024, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In assessing our internal control over financial reporting, prior to the offering in April 2019, we have been a private company with limited accounting personnel and other resources to address our internal controls and procedures. Our independent registered public accounting firm, has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements for the year ended July 31, 2024, we identified four “material weaknesses” in our internal control over financial reporting.

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;

●	We have not established an internal control department and had a lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

●	We have not established sufficient risk assessment in accordance with the requirement of COSCO 2013 Framework; and

●	We did not have sufficient documentations and descriptions on journal entries;

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

Especially for the identified material weakness related to internal control, we will hire experts to improve and test our internal control and the set up a series of standard and recurring internal audit work procedures before July 2025.  We schedule to will perform self-assessment of internal control effectiveness on a continuous basis, which will be led by our accounting and risk management department within year 2025. We will also hire more competent personnel and involve professional service companies to help us implement SOX 404 compliance together with the establishment of our internal audit function.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during fiscal year ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Jun Liu	48	President, Chief Executive Officer, Chairman and Director
Yue Ming	37	Chief Financial Officer and Director
Kwong Sang Liu	63	Independent Director
Yongyuan Chen	62	Independent Director
Lei Yang	44	Independent Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Ordinary shares and other of our equity securities on Forms 3, 4, and 5, respectively. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with during the fiscal year ended July 31, 2024.

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

Controlled Company

Mr. Jun Liu beneficially owns approximately 47.4% of the aggregate voting power of our outstanding ordinary shares. As a result, we are deemed a “controlled company” for the purpose of the Nasdaq listing rules and are permitted to elect to rely on certain exemptions from the obligations to comply with certain corporate governance requirements, including:

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

Terms of Directors and Executive Officers

Each of our directors holds office until a successor has been duly elected and qualified unless the director was appointed by the board of directors, in which case such director holds office until the next following annual meeting of shareholders at which time such director is eligible for reelection. All of our executive officers are appointed by and serve at the discretion of our board of directors. Our current directors were re-elected by our shareholders at our 2024 Annual General Meeting, which was held on July 26, 2024, until the next shareholders meeting and until their successors are duly elected and qualified.

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

Board Diversity Matrix (as of November 1, 2024)

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

Employees

As of July 31, 2024, we had approximately 8 full-time employees, including 1 in China and 7 in America. The table below sets forth the numbers of employees by functions as of July 31, 2024:

Function	Number of Employees	% of Total
Executive Office	1	12.5%
Legal Department	1	12.5%
Financial Department	2	25.0%
IPO Department	2	25.0%
Engineering and IR Department	1	12.5%
Marketing Department	1	12.5%
Total	8	100%

There is no labor union. We believe our relations with our employees are good.

ITEM 11. EXECUTIVE COMPENSATION

Compensation for our Named Executive Officers

The following table sets forth certain information with respect to compensation for the fiscal years ended July 31, 2024 and July 31, 2023 earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jun Liu*	2024	120,000	20,000						140,000
President and Chairman of ATIF, CEO of ATIF	2023	240,000							240,000

Yue Ming **	2024	36,566							36,566
CFO of ATIF	2023	30,240							30,240

*	Jun Liu was appointed as our president and chairman of our Board on July 10, 2020, and appointed as our CEO on August 4, 2021.

**	Yue Ming was appointed as our CFO On August 4, 2021.

We are required by PRC laws and regulations to make contributions equal to certain percentages of each employee’s salary for his or her retirement benefit, medical insurance benefits, housing funds, unemployment, and other statutory benefits. We paid retirement and similar benefits for our executive officers for the fiscal years ended July 31, 2024 and 2023.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Equity Compensation Plan Information

We do not have any equity compensation plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plan in the future.

Outstanding Equity Awards as of July 31, 2024

We had no outstanding equity awards as of July 31, 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan during the fiscal year ended July 31, 2024.

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

Our employment agreement with Jun Liu, our President and Former CEO, is for a term of three years beginning on June 6, 2019, and provides for an annual salary of $240,000. On July 10, 2020, we amended our employment agreement with Jun Liu to clarify that he had ceased to be employed as our CEO and had been appointed as our president. On August 4, 2021, we amended our employment agreement with Jun Liu to include his appointment as the chief executive officer. On February 29, 2024, we entered into a new employment agreement for a term of three years beginning on February 1, 2024 with Jun Liu which provides for a monthly salary of $1.

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

Our employment agreement with Yue Ming, our CFO, is for a term of three years beginning on August 9,2021, and provides for an annual salary of US$36,566.

Other Benefits

Our employees are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, disability, and paid time off.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors for services rendered for the year ended July 31, 2024. Jun Liu and Yue Ming are our executive officers and employees and are not included in the table. All compensation earned by Mr. Liu and Ms. Ming for services rendered in their capacity as our executive officers and employees, is included under the heading in this section titled “Compensation for our Named Executive Officers.” Mr. Liu and Ms. Ming received no compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Kwong Sang Liu	18,000				18,000
Yongyuan Chen	18,000				18,000
Lei Yang	14,400				14,400

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

Beneficial ownership includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. Percentage of beneficial ownership of each listed person is based on 11,917,452 Ordinary Shares outstanding as of November 12, 2024.

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

	Ordinary Shares Beneficially Owned
	Number	Percent
Directors and Executive Officers(1):
Jun Liu(2)	5,683,972	47.69%
Yue Ming	0	%
Kwong Sang Liu	0	%
Yongyuan Chen	0	%
Lei Yang	0	%
All directors and executive officers as a group (five persons):	5,652,808	47.69%

5% Shareholders:
Tianzhen Investments Limited	3,472,024	29.14%
Eno Group Limited	1,820,000	15.27%
Jinglin Lu	1,092,512	9.17%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 25391 Commercentre Dr., Ste 120, Lake Forest, CA.

(2)	Jun Liu, our President, Chief Executive Officer and Chairman, may be deemed to beneficially own 5,693,972 ordinary shares (as adjusted to reflect the Reverse Split), which consists of (i) 3,472,024ordinary shares, or approximately 29.14%, through his 100% ownership of Tianzhen Investments Limited, (ii) 1,820,000 ordinary shares, or approximately 15.3%, which are held indirectly through a voting rights proxy agreement with Eno Group Limited, which was assigned to Tianzhen Investments Limited. And (iii) 391,948 ordinary shares directly held by Mr. Liu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transaction with related parties

The following includes a summary of certain relationships and transactions, including transactions since August 1, 2022 to July 31, 2024 and any currently proposed transactions, to which we were or are to be a participant, in which (1) the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent (1%) of the average of our total assets for the last two completed fiscal years, and (2) any of our directors, executive officers or holders of more than five percent (5%) of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest other than compensation and other arrangements that are described under the section titled “Executive Compensation.”

1)	Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the years ended July 31, 2024 and 2023, or recorded balances as of July 31, 2024 and 2023:

Name	Relationship with the Company
Mr. Jun Liu	The Chief Executive Officer of the Company
Huaya	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu
Zachary Group LLC (“Zachary Group”)	Wholly owned by Mr. Jun Liu

2)	Transactions with related parties

	As of July 31,
	2024	2023
Provision of consulting services to related parties
Asia International Securities Exchange Co., Ltd.	$200,000	$1,300,000
	$200,000	$1,300,000

In June 2022, the Company entered into an office lease agreement with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the lease term and office space. The modified agreement was for a lease term of 2 years through February 2026, and monthly rental fee was $3,000, payable on a monthly basis. For the year ended July 31, 2024 and 2023, the Company recorded rental expenses of $95,000 and $240,000, respectively.

In April 2024, the Company made a three-month loan of $300,000 to Mr. Jun Liu. The loan was interest free and was fully repaid in July 2024.

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

During the year ended July 31, 2024, the Company also made a prepayment of $900,000 to Asia International Securities Exchange Co., Ltd. for security purchase. However the transaction was subsequently canceled. The Company expected to collect the prepayments before November 30, 2024.

For the year ended July 31, 2023, the Company make a loan of $100,000 to Huaya to support its operations. The loan was interest free and was repayable on demand. For the year ended July 31, 2024 and 2023, Huaya made repayments of $40,539 and $59,461 to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the years ended July 31, 2024 and 2023, the Company’s independent public accounting firm was ZH CPA, LLC (“ZH CPA”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the years ended July 31, 2024 and 2023 are as follows:

	For the Fiscal Years Ended July 31,
	2024	2023
Audit Fees(1)	$165,000	$175,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$165,000	$175,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	ZH CPA did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended July 31, 2024 and 2023.

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Form of Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
3.2	Amendment No. 1 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.2 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
3.3	Amendment No. 2 to Memorandum and Articles of Association of the Registrant (incorporated herein by reference to Exhibit 1.3 to Form 6-K filed with the Securities and Exchange Commission on September 8, 2021)
4(vi)	Description of registrant’s securities (incorporated herein by reference to Exhibit 4(vi) to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
4.1	Registrant’s Specimen Certificate for Ordinary Shares (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.18 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
4.5	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.19 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.1	Agreement of Website (CNNM) Transfer dated September 20, 2018, between ATIF HK and Shenzhen Shangyuan Electronic Commerce Ltd. (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.2#	Form of Employment Agreement by and between executive officers and the Registrant (incorporated herein by reference to Exhibit 10.3 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.3#	Form of Indemnification Agreement between directors and the Registrant (incorporated herein by reference to Exhibit 10.4 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to Form 6-K filed with the Securities and Exchange Commission on November 4, 2020)
10.5	Sale and Purchase Agreement regarding issued shares of Leaping Group Co., Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 6-K filed with the Securities and Exchange Commission on January 19, 2021)
10.6	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.17 to Form F-1 filed with the Securities and Exchange Commission on April 27, 2021)
10.7	Consulting Agreement entered into between ATIF Holdings Limited and Massimo Motor Sports, LLC dated August 10, 2022 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 18, 2022)
10.8	Share Transfer Agreement dated May 20, 2022 between ATIF Holdings Inc. and Pishan Chi (incorporated herein by reference to Exhibit 10.8 to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
10.9	Sale and Purchase Agreement dated August 1, 2022 between ATIF Inc. and Asia Time (HK) International Finance Service Limited (incorporated herein by reference to Exhibit 10.9 to the annual report for the year ended July 31, 2022 filed with the Securities and Exchange Commission on November 2, 2022)
14.1	Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form F-1 (File No. 333-228750), as amended, initially filed with the Securities and Exchange Commission on December 11, 2018)
21.1*	List of subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Code of Business Conduct and Ethics
97.1	Form of Claw Back Policy
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2024	ATIF Holdings Limited

By:	/s/ Jun Liu
Name:	Jun Liu
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yue Ming
Name:	Yue Ming
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Liu	Chief Executive Officer and Chairman of the Board	November 13, 2024
Jun Liu	(Principal Executive Officer)

/s/ Yue Ming	Chief Financial Officer and Director	November 13, 2024
Yue Ming	(Principal Financial and Accounting Officer)

/s/ Kwong Sang Liu	Director	November 13, 2024
Kwong Sang Liu

/s/ Yongyuan Chen	Director	November 13, 2024
Yongyuan Chen

/s/ Lei Yang	Director	November 13, 2024
Lei Yang

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ATIF Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ATIF Holdings Limited and its subsidiaries (the “Company”) as of July 31, 2024 and 2023, and the related consolidated statements of income(loss), comprehensive income(loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado

November 13, 2024

ATIF HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,249,376	$606,022
Accounts receivable	-	650,000
Accounts receivable – a related party	200,000	600,000
Deposits	3,000	86,000
Investment in trading securities	424,148	130,649
Due from a related party	900,000	40,539
Prepaid expenses and other current assets	122,224	429,570
Total current assets	2,898,748	2,542,780

Property and equipment, net	60,047	93,637
Intangible assets, net	-	73,331
Right-of- use assets, net	53,793	1,058,822
TOTAL ASSETS	$3,012,588	$3,768,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$957,057	$293,140
Deferred revenue	-	70,000
Taxes payable	19,985	31,200
Due to related parties	-	729,968
Operating lease liabilities, current	11,375	415,411
Total current liabilities	988,417	1,539,719

Operating lease liabilities, noncurrent	20,417	689,498
Long-term payable	250,000
TOTAL LIABILITIES	1,258,834	2,229,217

Commitments

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 11,917,452 shares and 9,627,452 shares issued and outstanding as of July 31, 2024 and 2023, respectively	11,917	9,627
Additional paid-in capital	32,599,985	29,196,350
Accumulated deficit	(30,858,148)	(27,666,624)
Total Shareholders’ Equity	1,753,754	1,539,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,012,588	$3,768,570

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2024	2023

Revenues – third parties	$420,000	$1,150,000
Revenues – a related party	200,000	1,300,000
Revenues	620,000	2,450,000

Operating expenses:
Selling expenses	333,500	207,238
General and administrative expenses	2,265,612	2,241,626
(Reversal of provision) provision against accounts receivable due from a related party	(19,103)	762,000
Total operating expenses	2,580,009	3,210,864

Loss from operations	(1,960,009)	(760,864)

Other income (expenses):
Interest income, net	26	1,874
Other (expenses) income, net	(846,871)	314,518
Provision against due from buyers of LGC	-	(2,654,767)
(Loss) gain from investment in trading securities	(381,370)	192,102
Gain from disposal of subsidiaries and VIE	-	56,038
Total other expense, net	(1,228,215)	(2,090,235)

Loss before income taxes	(3,188,224)	(2,851,099)

Income tax provision	(3,300)	(31,200)
Net loss and comprehensive loss	$(3,191,524)	$(2,882,299)

Loss Per share – basic and diluted	$(0.31)	$(0.30)

Weighted Average Shares Outstanding – Basic and diluted	10,247,476	9,627,452

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

	Ordinary Share		Additional Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	deficit	interests	Total
Balance at July 31, 2022	9,627,452	$9,627	$29,496,350	$(24,784,325)	$(369,045)	$4,352,607
Net loss for the year	-	-	-	(2,882,299)	-	(2,882,299)
Disposal of ATIF GP	-	-	(300,000)	-	369,045	69,045
Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$(27,666,624)	$-	$1,539,353
Net loss for the year	-	-	-	(3,191,524)	-	(3,191,524)
Issuance of ordinary shares pursuant to a private placement	1,905,522	1,906	2,341,886	-	-	2,343,792
Issuance of ordinary shares to settle payroll payable due to a management	384,478	384	349,491	-	-	349,875
Waive of liabilities by a related party	-	-	712,258	-	-	712,258
Balance at July 31, 2024	11,917,452	$11,917	$32,599,985	$(30,858,148)	$-	$1,753,754

The accompanying notes are an integral part of these consolidated financial statements.

ATIF HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,191,524)	(2,882,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,009	138,805
Amortization of right-of-use assets	273,367	434,135
Loss from early termination of an operating lease	7,690	-
Provision against due from buyers of LGC	-	2,654,767
(Reversal of provision) provision against accounts receivable due from a related party	(19,103)	762,000
Loss from disposal of property and equipment	-	49,702
Loss (gain) from investment in trading securities	381,370	(192,102)
Loss from disposal of a subsidiary	-	69,045
Changes in operating assets and liabilities:
Accounts receivable	650,000	(650,000)
Accounts receivable – a related party	400,000	(600,000)
Deposits	83,000	55,000
Prepaid expenses and other current assets	309,636	221,644
Deferred revenue	(70,000)	(20,785)
Taxes payable	(11,215)	31,200
Accounts payable, accrued expenses and other current liabilities	1,303,432	(1,982,117)
Lease liabilities	(349,145)	(422,894)
Net cash used in operating activities	(120,483)	(2,333,899)

Cash flows from investing activities:
Purchase of property and equipment	(5,086)	(1,444)
Proceeds from disposal of property and equipment	-	72,000
Payment for investment in trading securities	(674,869)	-
Proceeds from redemption of trading securities	-	94,799
Proceeds from disposal of investment in an equity investee	-	335,000
Loans to a related party	-	(100,000)
Prepayment made to a related party	(900,000)	-
Collection of loans from a related party	-	59,461
Net cash (used in) provided by investing activities	(1,579,955)	459,816

Cash flows from financing activities:
Borrowings from a related party	-	729,968
Proceeds from issuance of ordinary shares pursuant to a private placement	2,343,792	-
Net cash provided by financing activities	2,343,792	729,968

Net increase (decrease) in cash	643,354	(1,144,115)
Cash, beginning of year	606,022	1,750,137
Cash, end of year	$1,249,376	$606,022

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$14,515	$-

Supplemental disclosure of Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$67,571	$109,492
Issuance of ordinary shares to settle payroll payable due to a management	$349,875	$-
Waive of liabilities by a related party	$712,258	$-
Disposal of right-of-use assets with decrease of operating lease obligations	$799,232	$-

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

As of July 31, 2024, the Company’s consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the years ended July 31, 2024 and 2023, the Company reported a net loss of approximately $3.2 million and $2.9 million, respectively, and operating cash outflows approximately $0.1 million and $2.3 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at July 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

As of July 31, 2024, the Company had cash of $1.2 million, short-term investment in trading securities of $0.4 million, due from a related party of $0.9 million and accounts receivables of $0.2 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of $1.0 million. The Company’s cash on hand could well cover the current liabilities. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

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

After the adoption of ASU 2016-13, The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the consolidated statements of operations and comprehensive loss. The Company uses loss-rate methods to estimate allowance for credit loss. The Company assesses collectability by reviewing accounts receivable on an individual basis because the Company had limited customers and each of them has difference characteristics, primarily based on business line and geographical area. In determining the amount of the allowance for credit losses, the Company multiplied the loss rate with the amortized cost of accounts receivable. The loss rate refers to the corporate default rate published by credit rating companies, which considers current economic conditions, reasonable and supportable forecasts of future economic conditions. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. For the year ended July 31, 2024, the Company did not provide allowance for credit losses.

Investment in Trading Securities

Equity securities not accounted for using the equity method are carried at fair value with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, according to ASC 321 “Investments — Equity Securities”. During the years ended July 31, 2024 and 2023, the Company purchased certain publicly-listed equity securities through various open market transactions and accounted for such investments as “investment in trading securities” and subsequently measure the investments at fair value. The Company recognized a loss of $381,370 and a gain of $192,102 from investment in trading securities for the years ended July 31, 2024 and 2023.

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

For the years ended July 31, 2024 and 2023, the Company did not record impairment against long-lived assets, respectively.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable, deposits, due from and due to related parties, other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities and long-term payable, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the year end July 31, 2024 and 2023, there are no transfers between different levels of inputs used to measure fair value.

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

For the years ended July 31, 2024 and 2023, the Company primarily generated revenues from consulting services to customers who would like to go public. As of July 31, 2024, the Company had uncompleted performance obligation s of $400,000.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of July 31, 2024. As of July 31, 2024, all of the Company’s income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by relevant tax authorities.

Loss per Share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended July 31, 2024 and 2023, there were no dilutive shares.

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

Government grants

Government grants include cash subsidies from various government agencies received by the subsidiaries of the Company. Government grants are recognized as other income when all conditions attached to the grants are fulfilled and recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. For the fiscal years ended July 31, 2024 and 2023, the Company received Employee Retention Tax Credit of $ 51,896 and $nil from Internal Review Service (“IRS”) of the United States.

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

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of July 31, 2024 and 2023, which is the consulting service business.

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

As of July 31, 2024, the Company held cash and cash equivalents of $395,506 deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $841,409 deposited in the investment bank accounts located in the U.S. and cash and cash equivalents of $12,461 deposited in an investment bank accounts located in Singapore, which are not insured by FDIC.

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the year ended July 31, 2024, two customers accounted for 40% and 32% of the Company’s consolidated revenue, respectively. For the year ended July 31, 2023, three customers accounted for 53%, 25% and 22% of the Company’s consolidated revenue, respectively.

As of July 31, 2024, one related party customer accounted for 100% of the Company’s consolidated accounts receivable, respectively. As of July 31, 2023, two customers accounted for 54% and 46% of the Company’s consolidated accounts receivable, respectively.

For the years ended July 31, 2024 and 2023, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The risk is mitigated by the Company’s plan to transition its consulting services from the PRC based customers to more international customers.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (the “SEC”) Regulation S-X 210.4-08(h), Rules of General Application — General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is in the process of evaluating the impact of ASU 2023-09 on the consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — Codification Amendments in Response to SEC’s Disclosure Update and Simplification Initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows — Overall, 250-10 Accounting Changes and Error Corrections — Overall, 260-10 Earnings Per Share — Overall, 270-10 Interim Reporting — Overall, 440-10 Commitments — Overall, 470-10 Debt — Overall, 505-10 Equity — Overall, 815-10 Derivatives and Hedging — Overall, 860-30 Transfers and Servicing — Secured Borrowing and Collateral, 932-235 Extractive Activities — Oil and Gas — Notes to Financial Statements, 946-20 Financial Services — Investment Companies — Investment Company Activities, and 974-10 Real Estate — Real Estate Investment Trusts — Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of the above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is in the process of evaluating the impact of ASU 2023-06 on the consolidated financial statements.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements. The Company assessed that the adoption of ASU 2023-01 had no significant impact on the consolidated financial statements.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s consolidated results of operations or financial position.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of July 31,
	2024	2023
Prepayment for advertising service fee (a)	$120,000	$408,000
Advance to vendors	-	10,000
Others	2,224	11,570
Total	$122,224	$429,570

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	As of July 31,
	2024	2023
Furniture, fixtures and equipment	$209,290	$204,204
Less: accumulated depreciation	(149,243)	(110,567)
Property and equipment, net	$60,047	$93,637

For the year ended July 31, 2024, the Company did not dispose of property and equipment. For the year ended July 31, 2023, the Company disposed vehicles with original value of $132,670 and net book value of $111,940, and other equipment with original value of $15,471 and net book value of $9,762. The Company received proceeds of $72,000, and recognized loss of $49,702 on disposal of property and equipment.

Depreciation expense was $38,677 and $58,805 for the years ended July 31, 2024 and 2023, respectively.

NOTE 6 – INTANGIBLE ASSETS

Net intangible assets consisted of the following:

	As of July 31,
	2024	2023
Total	$320,000	$320,000
Less: accumulated amortization	(320,000)	(246,669)
Intangible assets	$-	$73,331

Amortization expense was $73,331 and $80,000 for the years ended July 31, 2024 and 2023, respectively.

NOTE 7 – INVESTMENTS IN TRADING SECURITIES

As of July 31, 2024 and 2023, the balance of investments in trading securities represented certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the consolidated statement of operations and comprehensive loss. For the years ended July 31, 2024 and 2023, the Company recorded a decrease in fair value of $381,370 and an increase in fair value of $192,102, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OPERATING LEASES

As of July 31, 2024, the Company leases offices space under one non-cancelable operating lease with a related party lessor (Note 11). During the year ended July 31, 2024, the Company modified the office lease arrangement, pursuant to which the remaining lease term was modified from 38 months  to 24 months, and the office space is reduced.

During the year ended July 31, 2024, the Company early terminated a car lease arrangement, and recognized losses of $62,282 arising from early termination in the consolidated statements of operations comprehensive loss. The losses of $62,282 was comprised of $7,690 arising from the derecognition of operating right-of-use assets and operating lease liabilities, and $54,592 arising from penalties. During the year ended July 31, 2023, the Company entered into a car lease arrangement with a third party lessor with lease term of 48 months.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expenses for the years ended July 31, 2024 and 2023 were $240,771 and $497,746, respectively.

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

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of July 31, 2024 and 2023.

	As of July 31,
	2024	2023
Right-of- use assets, net	$53,793	$1,058,822

Operating lease liabilities, current	$11,375	$415,411
Operating lease liabilities, noncurrent	20,417	689,498
Total operating lease liabilities	$31,792	$1,104,909

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of July 31, 2024 and 2023:

	As of July 31,
	2024	2023
Remaining lease term and discount rate
Weighted average remaining lease term (years)	1.58	3.35
Weighted average discount rate	8.50%	4.90%

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OPERATING LEASES (continued )

The following is a schedule of maturities of lease liabilities as of July 31, 2024 and 2023:

	As of July 31,
	2024	2023
2024	$-	$457,708
2025	14,000	267,239
2026	21,000	267,239
2027 and thereafter	-	204,540
Total lease payments	35,000	1,196,726
Less: imputed interest	(3,208)	(91,817)
Present value of lease liabilities	$31,792	$1,104,909

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES, AND OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	As of July 31,
	2024	2023
Accounts payable, accrued expenses and other current liabilities:
Accrued litigation fee, current (a)	$750,000	$-
Investment securities payable	$69,621	-
Accrued payroll expenses	-	212,953
Others	137,436	80,187
	$957,057	$293,140
Other long-term liabilities:
Accrued litigation fee, noncurrent (a)	$250,000	$-

(a)	On September 24, 2024, the Company and Boustead Securities, LLC (“Boustead”) entered into a settlement agreement, pursuant to which the Company would compensate Boustead in the amount of $1,000,000 (Note 14). The compensation is payable in three instalments, with first instalment of $250,000 payable with execution of settlement agreement, the second instalment of $500,000 payable before March 1, 2025, and the final instalment of $250,000 payable before December 31, 2025. Accordingly, the Company recorded accrued litigation fees of $750,000 as current liabilities, and the remaining $250,000 as noncurrent liabilities.

NOTE 10 – DEFERRED REVENUE

As of July 31, 2024 and 2023, the balance of deferred revenue represented the Company’s contract liabilities, including payments received in advance of providing consulting services which will be recognized as revenue as the Company completed the performances. As of July 31, 2024 and 2023, the Company had deferred revenues of $nil and $70,000, respectively.

For the years ended July 31, 2024 and 2023, $70,000 and $20,785 of advance from customer balance as of July 31, 2023 and 2022 were recognized as revenues in the year ended July 31, 2024 and 2023, respectively.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

1)	Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the years ended July 31, 2024 and 2023, or recorded balances as of July 31, 2024 and 2023:

Name	Relationship with the Company
Mr. Jun Liu	The Chief Executive Officer of the Company
Huaya	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu
Zachary Group LLC (“Zachary Group”)	Wholly owned by Mr. Jun Liu

2)	Transactions with related parties

	As of July 31,
	2024	2023
Provision of consulting services to related parties
Asia International Securities Exchange Co., Ltd.	$200,000	$1,300,000
	$200,000	$1,300,000

In June 2022, the Company entered into an office lease agreement with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the lease term and office space. The modified agreement was for a lease term of 2 years through February 2026, and monthly rental fee was $3,000, payable on a monthly basis. For the year ended July 31, 2024 and 2023, the Company recorded rental expenses of $95,000 and $240,000, respectively.

In April 2024, the Company made a three-month loan of $300,000 to Mr. Jun Liu. The loan was interest free and was fully repaid in July 2024.

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

For the year ended July 31, 2023, the Company make a loan of $100,000 to Huaya to support its operations. The loan was interest free and was repayable on demand. For the year ended July 31, 2024 and 2023, Huaya made repayments of $40,539 and $59,461 to the Company.

3)	Balances with related parties

As of July 31, 2024 and 2023, the balances due from related parties were as follows:

	As of July 31,
	2024	2023
Accounts receivable:
Asia International Securities Exchange Co., Ltd.	$200,000	$600,000
	$200,000	$600,000

Other receivable:
Asia International Securities Exchange Co., Ltd. (a)	$900,000	$-
Huaya	-	40,539
	$900,000	$40,539

(a)	During the year ended July 31, 2024, the Company also made a prepayment of $900,000 to Asia International Securities Exchange Co., Ltd. for security purchase. However the transaction was subsequently canceled. The Company expected to collect the prepayments before November 30, 2024.

(b)	During the year ended July 31, 2023, the Company provided full provision of $762,000 against accounts receivable due from Huaya because the management assessed the collection was remote. For the year ended July 31, 2024, Huaya paid salaries of $19,103 on behalf of the Company, and the Company reversed provision of $19,103 against accounts receivable due from Huaya.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

As of July 31, 2024 and 2023, the balances due to related parties were as follows:

	As of July 31,
	2024	2023
Other payables:
Asia International Securities Exchange Co., Ltd.	$-	$729,968
	$-	$729,968

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

USA

For the US jurisdiction, ATIF Inc., ATIF BC, ATIF BM, ATIF BD are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the year ended July 31, 2024, the Company incurred current income tax expenses of $3,300, all of which was state income tax expenses. For the year ended July 31, 2023, the Company incurred current income tax expenses of $31,200, including federal income tax expenses of $22,800 and state income tax expenses of $8,400, respectively.

The following table reconciles the statutory federal rate of 21% for the years ended July 31, 2024 and 2023 to the Company’s effective tax rate:

	For the Years Ended July 31,
	2024	2023
	%	%
Statutory federal rate	21	21.0
State tax rate, net of statutory federal effect	8.8	8.8
Rate differential	(17.2)	(23.8)
Permanent difference on non-deductible expenses	(0.1)	(0.1)
Permanent difference on non-taxable income	0.5	-
Utilization of net operation losses brought forward	-	(4.8)
Change in valuation allowance	(13.1)	(2.2)
Effective tax rate	(0.1)	(1.1)

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – TAXES (continued)

Deferred tax assets and liabilities

The Company’s deferred tax assets and liabilities are comprised of the following:

	As of July 31,
	2024	2023

Net operating losses	$743,120	$282,004
Operating lease	-	13,780
Property, equipment and others	-	11,503
Gross deferred tax assets	743,120	307,287

Operating lease	(6,565)	-
Property, equipment and others	(10,262)	-
Gross deferred tax liabilities	(16,827)	-
Gross deferred tax assets, net of gross deferred tax liabilities	726,293	307,287
Less: valuation allowance	(726,293)	(307,287)
Deferred tax assets, net of valuation allowance	$-	$-

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

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). For the years ended July 31, 2024 and 2023, the Company suffered net operating losses due to limited number of customers for ATIF’s consulting service. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of July 31, 2024 and 2023, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of July 31, 2024 and 2023 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EQUITY

Ordinary shares

As of July 31, 2023, the Company had a total of 9,627,452 ordinary shares issued and outstanding.

On April 23, 2024, the Company issued an aggregate 1,905,522 ordinary shares to three investors, at the purchase price of $1.23 per ordinary share. The Company raised gross proceeds of $2,343,792 from the private placements. The difference of $2,341,886 between the par value of ordinary shares and the gross proceeds were recorded as additional paid-in capital.

On April 30, 2024, the Company issued and Mr. Jun Liu agreed to accept 384,478 ordinary shares to settle accrued payroll expenses due to Mr. Liu (Note 11). The difference of $349,491 between the par value of ordinary shares and carrying amount of accrued payables is recorded as additional paid in capital.

As of July 31, 2024, the Company had a total of 11,917,452 ordinary shares issued and outstanding.

Additional paid-in capital

As of July 31, 2023, the Company had additional paid-in capital of $29,196,350.

As mentioned in Note 13 – Equity - ordinary shares, the Company had an increase in additional paid-in capital $2,341,886 and $349,491, respectively, from issuance of shares in private placements and to settle accrued payable due to Mr. Jun Liu.

For the year ended July 31, 2024, the Company entered into an agreement with Asia International Securities Exchange Co., Ltd., which waived debts of $712,258 due from the Company. The forgiveness of liabilities was considered as a contribution from the principal shareholder and recorded as additional paid-in capital.

As of July 31, 2024, the Company had additional paid-in capital of $32,599,985.

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

ATIF HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONTIGENCIES (continued)

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

On September 24, 2024, the Company and Boustead entered into a settlement agreement, pursuant to which the Company shall pay a total amount of $1,000,000 to Boustead. The payment is made in three instalments, the first instalment of $250,000 is payable upon execution of the settlement agreement, the second instalment of $500,000 is payable before March 1, 2025, and the final instalment of $250,000 is payable before December 31, 2025.

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

The parties have agreed to attempt to mediate the dispute before proceeding to litigation.  A mediation was held on May 6, 2024, but the parties could not come to a resolution. The Defendants’ time to respond to the lawsuit was May 20, 2024. On May 15, 2024, the Defendants filed a Petition with the Superior Court of California seeking to compel arbitration under the operative agreements and stay the underlying State Court action. On or about August 16, 2024, the parties agreed that JPMS and ATIF-1 GP, LLC would submit any disputes between the two of them only, to FINRA arbitration, and stay the California state court case pending such arbitration. At this time, the management is still in the process of evaluating the claims and defenses.

NOTE 15 – SUBSEQUENT EVENTS

In connection with the legal proceeding with Boustead (Note 14), on September 24, 2024, the Company and Boustead entered into a settlement agreement, pursuant to which the Company shall pay a total amount of $1,000,000 to Boustead. The payment is made in three instalments, the first instalment of $250,000 is payable upon execution of the settlement agreement, the second instalment of $500,000 is payable before March 1, 2025, and the final instalment of $250,000 is payable before December 31, 2025.