Form 10-Q
period 2024-10-31
ATIF Holdings Ltd
filed 2024-12-19
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 19, 2024, there were 11,917,452 of the registrant’s ordinary shares issued and outstanding.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	July 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,764	$1,249,376
Accounts receivable – a related party	200,000	200,000
Deposits	3,000	3,000
Investment in trading securities	4,174,290	424,148
Due from a related party	900,000	900,000
Prepaid expenses and other current assets	50,224	122,224
Total current assets	5,785,278	2,898,748

Property and equipment, net	53,765	60,047
Right-of- use assets, net	45,475	53,793
TOTAL ASSETS	$5,884,518	$3,012,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$584,380	$957,057
Taxes payable	19,985	19,985
Operating lease liabilities, current	20,683	11,375
Total current liabilities	625,048	988,417

Operating lease liabilities, noncurrent	11,790	20,417
Long-term payable	250,000	250,000
TOTAL LIABILITIES	886,838	1,258,834

Commitments

SHAREHOLDERS’ EQUITY
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 11,917,452 shares and 11,917,452 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	11,917	11,917
Additional paid-in capital	36,210,985	32,599,985
Accumulated deficit	(31,225,222)	(30,858,148)
Total Shareholders’ Equity	4,997,680	1,753,754

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,884,518	$3,012,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended October 31,
	2024	2023
	(unaudited)	(unaudited)
Revenues	$-	$125,000

Operating expenses:
Selling expenses	72,000	72,000
General and administrative expenses	449,109	709,779
Total operating expenses	521,109	781,779

Loss from operations	(521,109)	(656,779)

Other income (expenses):
Interest expenses, net	(18)	-
Other income, net	5,895	140,720
Gain (loss) from investment in trading securities	148,158	(109,404)
Total other income, net	154,035	31,316

Loss before income taxes	(367,074)	(625,463)

Income tax provision	-	-
Net loss and comprehensive loss	$(367,074)	$(625,463)

Loss per share – basic and diluted	$(0.03)	$(0.06)

Weighted Average Shares Outstanding – Basic and diluted	11,917,452	9,627,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

	Ordinary Share		Additional Paid in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance at July 31, 2023	9,627,452	$9,627	$29,196,350	$(27,666,624)	$1,539,353
Net loss	-	-	-	(625,463)	(625,463)
Balance at October 31, 2023 (unaudited)	9,627,452	$9,627	$29,196,350	$(28,292,087)	$913,890

Balance at July 31, 2024	11,917,452	$11,917	$32,599,985	$(30,858,148)	$1,753,754
Net loss	-	-	-	(367,074)	(367,074)
Capital contribution	-	-	3,611,000	-	3,611,000
Balance at October 31, 2024 (unaudited)	11,917,452	$11,917	$36,210,985	$(31,225,222)	$4,997,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended October 31,
	2024	2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(367,074)	(625,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,282	29,669
Amortization of right-of-use assets	7,926	113,116
Expected credit loss allowance	-	26,400
Gain (loss) from investment in trading securities	(148,158)	109,403
Changes in operating assets and liabilities:
Accounts receivable	-	(30,000)
Accounts receivable – a related party	-	600,000)
Prepaid expenses and other current assets	72,000	57,030
Contract liabilities	-	(70,000)
Accounts payable, accrued expenses and other current liabilities	(372,677)	83,842
Lease liabilities	1,073	(98,644)
Net cash (used in) provided by operating activities	(800,628)	195,353

Cash flows from investing activities:
Purchase of property and equipment	-	(4,332)
Investment in trading securities	-	(438,108)
Proceeds from redemption of investment in trading securities	9,016	-
Loans made to a related party	-	(17,710)
Collection of borrowings from a related party	-	20,000
Net cash provided by (used in) investing activities	9,016	(440,150)

Net decrease in cash	(791,612)	(244,797)
Cash, beginning of period	1,249,376	606,022
Cash, end of period	$457,764	$361,225

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of Non-cash financing activities
Capital contribution from a shareholder in the form of trading securities	$3,611,000	$-

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

As of October 31, 2024, the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY and GOING CONCERN

For the three months ended October 31, 2024 and 2023, the Company reported a net loss of approximately $0.4 million and $0.6 million, respectively, and operating cash outflows approximately $0.8 million and operating cash inflows of approximately $0.2 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of a history of net losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at October 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

As of October 31, 2024, the Company had cash of approximately $0.5 million, short-term investments in trading securities of approximately $4.2 million, due from a related party of $0.9 million and accounts receivables of $0.2 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of approximately $0.6 million. The Company’s cash and short-term investments in trading securities could well cover the current liabilities. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

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

The unaudited condensed consolidated balance sheets as of October 31, 2024 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended October 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

In the opinion of the management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended July 31, 2024. The results of operations for the three months ended October 31, 2024 and 2023 are not necessarily indicative of the results for the full years.

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

After the adoption of ASU 2016-13, The Company maintains an allowance for credit losses and records the allowance for credit losses as an offset to accounts receivable and the estimated credit losses charged to the allowance is classified as “General and administrative expenses” in the condensed consolidated statements of operations and comprehensive loss. The Company uses loss-rate methods to estimate allowance for credit loss. The Company assesses collectability by reviewing accounts receivable on an individual basis because the Company had limited customers and each of them has difference characteristics, primarily based on business line and geographical area. In determining the amount of the allowance for credit losses, the Company multiplied the loss rate with the amortized cost of accounts receivable. The loss rate refers to the corporate default rate published by credit rating companies, which considers current economic conditions, reasonable and supportable forecasts of future economic conditions. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. For the three months ended October 31, 2023, the Company provided allowance for credit losses of $26,400. As of October 31, 2024, the accounts receivable was solely from a related party, which committed to repay the outstanding balance in December 2024. The Company did not provide allowance for credit losses for the three months ended October 31, 2024.

Investment in Trading Securities

Equity securities not accounted for using the equity method are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive income (loss), according to ASC 321 “Investments — Equity Securities”. During the three months ended October 31, 2024 and 2023, the Company purchased certain publicly-listed equity securities through various open market transactions and accounted for such investments as “investment in trading securities” and subsequently measure the investments at fair value. In addition, during the three months ended October 31, 2024, the Company was also granted ordinary shares of a listed company as capital contribution from a shareholder. The Company initially accounted for the share as “investment in trading securities” at fair value by reference to the prevailing market price on shares grant date, and subsequently measure the share awards at fair value. The Company recognized a gain of $148,158 and a loss of $109,404 from investments in trading securities for the three months ended October 31, 2024 and 2023.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable due from a related party, deposits, due from related parties, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities and long-term payable, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the three months ended October 31, 2024 and 2023, there are no transfers between different levels of inputs used to measure fair value.

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

For the three months ended October 31, 2023, the Company primarily generated revenues from consulting services to customers who would like to go public. For the three months ended October 31, 2024, the Company did not generate revenues. As of October 31, 2024, amount of $400,000 was contracted but not yet recognized as revenues.

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of October 31, 2024. As of October 31, 2024, all of the Company’s income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by relevant tax authorities.

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

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of October 31, 2024 and July 31, 2024, which is the consulting service business.

Risks and Uncertainty

(a)	Credit risk

As of October 31, 2024, the Company held cash and cash equivalents of $114,721 deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $343,043 deposited in the investment bank accounts located in the U.S.

(b)	Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three months ended October 31, 2024, the Company did not generate revenues. For the three months ended October 31, 2023, three customers accounted for 48%, 40% and 12% of the Company’s consolidated revenue, respectively.

As of October 31, 2024 and July 31, 2024, one and one related party customer accounted for 100% and 100% of the Company’s consolidated accounts receivable, respectively.

For the three months ended October 31, 2023, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. For the three months ended October 31, 2024, the Company did not generate revenues. The Company plans to mitigate the risks by transitioning its consulting services from the PRC based customers to more international customers.

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

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s condensed consolidated results of operations or financial position.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	October 31, 2024	July 31, 2024
	(unaudited)
Prepayment for advertising service fee (a)	$48,000	$120,000
Others	2,224	2,224
Total	$50,224	$122,224

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments are typically expensed over the period when the services are performed.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	October 31, 2024	July 31, 2024
	(unaudited)
Furniture, fixtures and equipment	$209,290	$209,290
Less: accumulated depreciation	(155,525)	(149,243)
Property and equipment, net	$53,765	$60,047

Depreciation expense was $6,282 and $9,669 for the three months ended October 31, 2024 and 2023, respectively.

NOTE 6 – INVESTMENTS IN TRADING SECURITIES

As of October 31, 2024 and July 31, 2024, the balance of investments in trading securities represented (i) certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statement of operations and comprehensive loss, and (ii) 7,850,000 ordinary shares of a listed company granted by a shareholder as capital contribution. The ordinary shares were granted on October 28, 2024 and were subject to 1933Act restrictions until March 2025. As of October 31, 2024, the fair value of the 7,850,000 ordinary shares was $3,730,320. The Company initially accounted for the share as “investment in trading securities” at fair value by reference to the prevailing market price on shares grant date, and subsequently measure the share awards at fair value.

For the three months ended October 31, 2024 and 2023, the Company recognized an increase in fair value of investments of $148,158 and a decrease in fair value of $109,404, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OPERATING LEASES

As of October 31, 2024, the Company leases offices space under one non-cancelable operating lease with a related party lessor (Note 10).

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Rent expenses for the three months ended October 31, 2024 and 2023 were $9,000 and $125,679, respectively.

The Company elected the package of practical expedients, which allows the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the right-of-use (“ROU”) assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

The following table presents the operating lease related assets and liabilities recorded on the balance sheets as of October 31, 2024 and July 31, 2024.

	October 31, 2024	July 31, 2024
	(unaudited)
Right-of- use assets	$45,475	$53,793

Operating lease liabilities, current	20,683	$11,375
Operating lease liabilities, noncurrent	11,790	20,417
Total operating lease liabilities	$32,473	$31,792

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
	(unaudited)
Remaining lease term and discount rate
Weighted average remaining lease term (years)	1.33	1.58
Weighted average discount rate	8.50%	8.50%

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OPERATING LEASES (continued)

The following is a schedule of maturities of lease liabilities as of October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
	(unaudited)
2025	$14,000	$14,000
2026	21,000	21,000
Total lease payments	35,000	35,000
Less: imputed interest	(2,527)	(3,208)
Present value of lease liabilities	$32,473	$31,792

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES, AND OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	October 31, 2024	July 31, 2024
	(unaudited)
Accounts payable, accrued expenses and other current liabilities:
Accrued litigation fee, current (a)	$500,000	$750,000
Investment securities payable	-	69,621
Others	84,380	137,436
	$584,380	$957,057
Other long-term liabilities:
Accrued litigation fee, noncurrent (a)	$250,000	$250,000

(a)	On September 24, 2024, the Company and Boustead Securities, LLC (“Boustead”) entered into a settlement agreement, pursuant to which the Company would compensate Boustead in the amount of $1,000,000. The compensation is payable in three instalments, with first instalment of $250,000 payable with execution of settlement agreement, the second instalment of $500,000 payable before March 1, 2025, and the final instalment of $250,000 payable before December 31, 2025. In September 2024, the Company paid the first instalment. Accordingly, the Company recorded accrued litigation fees of $500,000 and $750,000 as current liabilities as of October 31, 2024 and July 31, 2024, respectively. The remaining $250,000 was recorded as noncurrent liabilities as of October 31, 2024 and July 31, 2024.

NOTE 9 – ADDITIONAL PAID-IN CAPITAL

On October 28, 2024, the Company was granted 7,850,000 ordinary shares of a listed company by a shareholder as capital contribution. The ordinary shares were subject to 1933 Act restrictions until March 2025. The Company initially accounted for the share as “investment in trading securities” at fair value of $3,611,000, with corresponding account charged to “additional paid-in capital”.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

1)	Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the three months ended October 31, 2024 and 2023, or recorded balances as of October 31, 2024 and July 31, 2024:

Name	Relationship with the Company
Mr. Jun Liu	The Chief Executive Officer of the Company
Huaya	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu
Zachary Group LLC (“Zachary Group”)	Wholly owned by Mr. Jun Liu

2)	Transactions with related parties

	October 31, 2024	July 31, 2024
	(unaudited)
Provision of consulting services to related parties
Asia International Securities Exchange Co., Ltd.	$-	$200,000
	$-	$200,000

In June 2022, the Company entered into an office lease agreement with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the lease term and office space. The modified agreement was for a lease term of 2 years through February 2026, and monthly rental fee was $3,000, payable on a monthly basis. For the three months ended October 31, 2024 and 2023, the Company recorded rental expenses of $9,000 and $60,000, respectively.

For the three months ended October 31, 2024, the Company did not collected or repaid loans to related parties.

For the three months ended October 31, 2023, the Company repaid loans of $17,710 to Asia International Securities Exchange Co., Ltd. The loans were interest free and was repayable on demand. For the three months ended October 31, 2023, the Company collected loans of $20,000 from Huaya.

3)	Balances with related parties

As of October 31, 2024 and July 31, 2024, the balances due from related parties were as follows:

	October 31, 2024	July 31, 2024
	(unaudited)
Accounts receivable:
Asia International Securities Exchange Co., Ltd.	$200,000	$200,000
	$200,000	$200,000
Other receivable:
Asia International Securities Exchange Co., Ltd. (a)	$900,000	$900,000
	$900,000	$900,000

a)	The balance due from Asia International Securities Exchange Co., Ltd. represented a prepayment of $900,000 for security purchase. However the transaction was subsequently canceled. The Company fully collect the prepayments as of the date of this report.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – TAXES

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

For the three months ended October 31, 2024 and 2023, the Company did not incur income tax expenses.

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of October 31, 2024 and July 31, 2024, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of October 31, 2024 and July 31, 2024 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTIGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2024 and the consolidated financial statements and notes included therein (collectively, the “2024 Annual Report”), as well as the Company’s condensed consolidated financial statements and the related notes included in this report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, the Company has presumed that readers have access to and have read the disclosure under the same heading contained in the 2024 Annual Report. This discussion and analysis contains forward-looking statements. Please see the cautionary note regarding these statements at the beginning of this report.

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

For the three months ended October 31, 2024 and 2023, we provided consulting services to none and three customers, respectively, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition. From April 2022 through the date of this report, the Company entered into consulting agreements with nine  customers, among which three are based in the North America.

Our total revenue generated from consulting services amounted to $nil and approximately $0.1 million for the three months ended October 31, 2024 and 2023, respectively.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended October 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three months ended		Changes
	October 31, 2024	October 31, 2023	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$-	$125,000	$(125,000)	(100)%

Operating expenses:
Selling expenses	72,000	72,000	-	0%
General and administrative expenses	449,109	709,779	(260,670)	(37)%
Total operating expenses	521,109	781,779	(260,670)	(33)%

Loss from operations	(521,109)	(656,779)	(135,670)	(21)%

Other income (expenses):
Interest expenses, net	(18)	-	18	100%
Other income, net	5,895	140,720	(134,825)	(96)%
Gain (loss) from investment in trading securities	148,158	(109,404)	(257,562)	(235)%
Total other income, net	154,035	31,316	122,719	392%

Loss before income taxes	(367,074)	(625,463)	(258,389)	(41)%

Income tax provision	-	-	-	0%
Net loss	$(367,074)	$(625,463)	$(258,389)	(41)%

Revenues. Our total revenue decreased by approximately $0.1 million, or 100%, from approximately $0.1 million for the three months ended October 31, 2023, to $nil in for the three months ended October 31, 2024.

For the three months ended October 31, 2024, we did not provided services to customers and did not recognize revenues. For the three months ended October 31, 2023, we provided certain IPO assistance services to three customers and recognized revenues of $0.1 million.

General and administrative expenses. Our general and administrative expenses decreased by approximately $0.3 million, or 37%, from approximately $0.7 million for the three months ended October 31, 2023, to approximately $0.4 million for the three months ended October 31, 2024.

Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, professional expenses, office expenses, operating lease expenses. The decrease in general and administrative expenses was primarily due to a decrease of approximately $0.2 million in payroll expenses because we adjusted monthly payroll expenses to Mr. Jun Liu from $20,000 to $1 since February 2024, and a decrease of approximately $0.1 million in office expenses.

Gain (loss) from investment in trading securities. Loss from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the three months ended October 31, 2024 and 2023, we recorded an investment gain of approximately $0.1 million and an investment loss of approximately $0.1 million, respectively.

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

For the three months ended October 31, 2024 and 2023, we did not recognized income tax expenses.

Net income (loss). As a result of foregoing, net loss was approximately $0.4 million for the three months ended October 31, 2024, a decrease of approximately $0.2 million from net loss of $0.6 million for the three months ended October 31, 2023.

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

Liquidity and Going concern

For the three months ended October 31, 2024 and 2023, the Company reported a net loss of approximately $0.4 million and $0.6 million, respectively, and operating cash outflows approximately $0.8 million and operating cash inflows of approximately $0.2 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of a history of net losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at October 31, 2024, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

As of October 31, 2024, the Company had cash of approximately $0.5 million, short-term investments in trading securities of approximately $4.2 million, due from a related party of $0.9 million and accounts receivables of $0.2 million due from a related party, which were highly liquid. On the other hand, the Company had current liabilities of approximately $0.6 million. The Company’s cash and short-term investments in trading securities could well cover the current liabilities. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

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

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of October 31, 2024.

Cash Flow

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended October 31,
	2024	2023
Net cash (used in) provided by operating activities	(800,628)	195,353
Net cash provided by (used in) investing activities	9,016	(440,150)
Net decrease in cash	(791,612)	(244,797)
Cash, beginning of period	1,249,376	606,022
Cash, end of period	$457,764	$361,225

Operating Activities

Net cash used in operating activities was approximately $0.8 million in three months ended October 31, 2024. Net cash used in operating activities was primarily comprised of net loss of approximately $0.4 million, adjusted for gain of approximately $0.1 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of a decrease of approximately $0.4 million in accounts payable, accrued expenses and other current liabilities because we paid litigation liabilities of approximately $0.3 million.

Net cash provided by operating activities was $0.2 million in the three months ended October 31, 2023. Net cash used in operating activities was primarily comprised of net loss of $0.6 million, adjusted for a loss of $0.1 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of (i) a increase of accounts receivable of $0.6 million due from a related party because we collected outstanding balance from the related party; (ii) a decrease of $57,030 in prepaid expenses and other current assets because we amortized prepaid promotion expenses in the amount of $72,000; (iii) a decrease of $70,000 in deferred revenues because the customers terminated agreements with the Company and the Company would not refund the advances from customers; and (iv) a decrease of $83,842 in accrued expenses and other current liabilities.

Investing Activities

Net cash provided by investing activities was $9,016 for the three months ended October 31, 2024, primarily consisting of proceeds of $9,016 from redemption of investment in trading securities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of October 31, 2024. Based on that evaluation, our management has concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ATIF HOLDINGS LIMITED

December 19, 2024	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

ATIF HOLDINGS LIMITED

December 19, 2024	By:	/s/ Yue Ming
Yue Ming
Chief Financial Officer