Form 10-Q/A
period 2024-10-31
ATIF Holdings Ltd
filed 2024-12-23
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares	ZBAI	The Nasdaq Stock Market

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three months ended October 31, 2024 filed by ATIF Holdings Limited with the Securities and Exchange Commission on December 19, 2024 (the “Original Filing”). This Amendment is made solely to file the missing Exhibits 32.1 and 32.2, which were inadvertently omitted in the Original Filing. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, currently dated certifications have been provided as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Amendment.

No other changes have been made to the Original Filing. This Amendment continues to speak as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Filing.

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

ATIF HOLDINGS LIMITED

December 23, 2024	By:	/s/ Jun Liu
Jun Liu
Chief Executive Officer

ATIF HOLDINGS LIMITED

December 23, 2024	By:	/s/ Yue Ming
Yue Ming
Chief Financial Officer

2