Form 10-Q
period 2025-01-31
ATIF Holdings Ltd
filed 2025-03-13
CIK 1755058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-38876

ATIF HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	Not Applicable
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Goddard, Irvine, CA	92618
(Address of Principal Executive Offices)	(ZIP Code)

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

As of March 13, 2025, there were 17,317,452 of the registrant’s ordinary shares issued and outstanding.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	Jan 31, 2025	Jul 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	5,269,690	1,249,376
Accounts receivable - related parties	-	200,000
Deposits	-	3,000
Investments in securities	2,755,412	424,148
Due from related parties	600,000	900,000
Prepaid expenses and other current assets	14,944	122,224
Total current assets	8,640,046	2,898,748

Property and equipment, net	-	60,047
Right-of-use lease assets, net	-	53,793
Total Assets	8,640,046	3,012,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	500,943	957,057
Taxes payable	19,985	19,985
Lease liabilities, current	-	11,375
Current portion of long-term payables	250,000	-
Total current liabilities	770,928	988,417

Lease liabilities, noncurrent	-	20,417
Long-term payables	-	250,000
Total liabilities	770,928	1,258,834

Commitments

Equity
Ordinary shares, $0.001 par value, 100,000,000,000 shares authorized, 15,737,452 shares and 11,917,452 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	15,737	11,917
Additional paid-in capital	40,982,060	32,599,985
Accumulated deficit	(33,128,679)	(30,858,148)
Total Shareholders’ Equity	7,869,118	1,753,754
Total Liabilities and Shareholders’ Equity	8,640,046	3,012,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$200,000	$25,000	$200,000	$150,000

Operating expenses
Selling expenses	(48,000)	(93,000)	(120,000)	(165,000)
General and administrative expenses	(502,797)	(479,516)	(951,906)	(1,189,295)
Total operating expenses	(550,797)	(572,516)	(1,071,906)	(1,354,295)

Loss from operations	(350,797)	(547,516)	(871,906)	(1,204,295)

Other (expenses) income
Interest (expenses) income	3	23	(15)	23
Other (expense) income	(265,941)	59,185	(260,046)	199,905
Loss (gain) from investment in trading securities	(1,286,722)	80,670	(1,138,564)	(28,734)
Total (expenses) income	(1,552,660)	139,878	(1,398,625)	171,194

Loss before income taxes	(1,903,457)	(407,638)	(2,270,531)	(1,033,101)

Income tax provision	-	-	-	-
Net loss and comprehensive loss	$(1,903,457)	(407,638)	$(2,270,531)	$(1,033,101)

Loss per share – basic and diluted	$(0.16)	(0.04)	$(0.19)	$(0.11)

Weighted Average Shares Outstanding – Basic and diluted	12,145,822	9,627,452	12,145,822	9,627,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

For the three months ended January 31, 2025 and 2024

	Ordinary Share		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as at October 31, 2024 (unaudited)	11,917,452	11,917	36,210,985	(31,225,222)	4,997,680
Net loss for the period	-	-	-	(1,903,457)	(1,903,457)
Issuance of ordinary shares	3,820,000	3,820	4,771,075	-	4,774,895

Balance as at January 31, 2025 (unaudited)	15,737,452	15,737	40,982,060	(33,128,679)	7,869,118

Balance as at October 31, 2023 (unaudited)	9,627,452	9,627	29,196,350	(28,292,087)	913,890
Net loss for the period	-	-	-	(407,638)	(407,638)

Balance as at January 31, 2024 (unaudited)	9,627,452	9,627	29,196,350	(28,699,725)	506,252

For the six months ended January 31, 2025 and 2024

	Ordinary Share		Additional paid in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as at July 31, 2024	11,917,452	11,917	32,599,985	(30,858,148)	1,753,754
Net loss for the period	-	-	-	(2,270,531)	(2,270,531)
Capital contribution	-	-	3,611,000	-	3,611,000
Issuance of ordinary shares	3,820,000	3,820	4,771,075	-	4,774,895

Balance as at January 31, 2025 (unaudited)	15,737,452	15,737	40,982,060	(33,128,679)	7,869,118

Balance as at July 31, 2023	9,627,452	9,627	29,196,350	(27,666,624)	1,539,353
Net loss for the period	-	-	-	(1,033,101)	(1,033,101)

Balance as at January 31, 2024 (unaudited)	9,627,452	9,627	29,196,350	(28,699,725)	506,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATIF HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended January 31,
	2025	2024
Cash flows from operating activities:

Net loss	$(2,270,531)	(1,033,101)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,282	59,338
Amortization of right of use assets	9,000	223,285
Loss on disposal of property and equipment	53,765	-
Loss from early termination of an operating lease	13,000	7,600
Loss from investment in trading securities	1,138,564	28,734
Changes in operating assets and liabilities:
Accounts receivable	-	150,000
Accounts receivable - related parties	200,000	600,000
Deposits	3,000	(25,000)
Prepaid expenses and other current assets	107,281	128,845
Deferred revenue	-	(70,000)
Taxes payable	-	(6,915)
Accrued expenses and other current liabilities	(456,114)	134,679
Lease liabilities	-	(214,877)
Net cash used in operating activities	(1,195,753)	(17,412)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,086)
Investment in short-term investments	141,172	(446,662)
Loans made to a related party	-	(17,710)
Collection of borrowings from a related party	300,000	20,000
Net cash provided by (used in) investing activities	441,172	(449,458)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	4,774,895	-
Net cash provided by financing activities	4,774,895	-

Effect of Exchange Rate Changes on Cash	-	-

Net increase (decrease) in Cash	4,020,314	(466,870)
Cash, beginning of period	1,249,376	606,022
Cash, end of period	$5,269,690	139,152

Supplemental disclosure of cash flow information:
Cash paid for interest expenses	$-	-
Cash paid for income tax	$-	6,915

Supplemental disclosure of Non-cash financing activities
Capital contribution from a shareholder in the form of trading securities	$3,611,000	-

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

As of January 31, 2025 the Company’s unaudited condensed consolidated financial statements reflect the operating results of the following entities:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited condensed consolidated balance sheets as of January 31, 2025 and for the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended July 31, 2024, which was filed with the SEC on November 13, 2024.

In the opinion of the management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended July 31, 2024. The results of operations for the three and six months ended January 31, 2025 and 2024 are not necessarily indicative of the results for the full years.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and going concern

For the six months ended January 31, 2025 and 2024, the Company reported a net loss of approximately $2.3 million and $1.0 million, respectively, and operating cash outflows approximately $1.2 million and approximately $0.02 million. In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of a history of net losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at January 31, 2025, these factors indicate the existence of an uncertainty that raises substantial doubt about the Company’s ability to continue as a going concern.

In January 2025, the Company issued and sold 3,820,000 ordinary shares to certain non-affiliated institutional investors at a price of US$1.25 per share for gross proceeds of US$4.8 million. The Company recorded net proceeds of approximately $4.8 million.

As of January 31, 2025, the Company had cash of approximately $5.3 million, short-term investments in trading securities of approximately $2.8 million and due from a related party of $0.6 million, which were highly liquid. On the other hand, the Company had current liabilities of approximately $0.8 million. The Company’s cash and short-term investments in trading securities could well cover the current liabilities. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Trading Securities

Equity securities not accounted for using the equity method are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive income (loss), according to ASC 321 “Investments — Equity Securities”. During the three and six months ended January 31, 2025 and 2024, the Company purchased certain publicly-listed equity securities through various open market transactions and accounted for such investments as “investment in trading securities” and subsequently measure the investments at fair value. In addition, during the six months ended January 31, 2025, the Company was also granted ordinary shares of a listed company as capital contribution from a shareholder. The Company initially accounted for the share as “investment in trading securities” at fair value by reference to the prevailing market price on shares grant date, and subsequently measure the share awards at fair value. For the three months ended January 31, 2025 and 2024, the Company recognized a loss of $1,286,722 and a gain of $80,670 from investments in trading securities, respectively. For the six months ended January 31, 2025 and 2024, the Company recognized a loss of $1,138,564 and $28,734 from investments in trading securities, respectively.

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

Fair value of investment in trading securities are based on quoted prices in active markets. The carrying amounts of the Company’s other financial instruments including cash and cash equivalents, accounts receivable due from a related party, deposits, due from related parties, accounts payable, and accrued expenses and other current liabilities approximate their fair values because of the short-term nature of these assets and liabilities. For lease liabilities and long-term payable, fair value approximates their carrying value at the year-end as the interest rates used to discount the host contracts approximate market rates. For the three and six months ended January 31, 2025 and 2024, there are no transfers between different levels of inputs used to measure fair value.

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

For the three and six months ended January 31, 2025 and 2024, the Company primarily generated revenues from consulting services to customers who would like to go public.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of January 31, 2025. As of January 31, 2025, all of the Company’s income tax returns for the tax years ended December 31, 2019 through December 31, 2023 remain open for statutory examination by relevant tax authorities.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Dr. Kamran Khan, the Chairman of the Board of Directors and CEO.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the management has determined that the Company now operates in one operating segment with one reporting segment as of January 31, 2025 and July 31, 2024, which is the consulting service business.

Risks and Uncertainty

(a) Credit risk

As of January 31, 2025, the Company held cash and cash equivalents of $5,242,239 deposited in the banks located in the U.S., which were insured by FDIC up to $250,000, and held cash and cash equivalents of $27,451 deposited in the investment bank accounts located in the U.S.

(b) Concentration risk

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

The Company has a concentration of its revenues and receivables with specific customers. For the three and six months ended January 31, 2025, one customer accounted for 100% of the Company’s consolidated revenue. For the three months ended January 31, 2024, one customer accounted for 100% of the Company’s consolidated revenue. For the six months ended January 31, 2024, four customers accounted for 40%, 33%, 17% and 10% of the Company’s consolidated revenue.

As of January 31, 2025, Company’s accounts receivable balance is nil. As of July 31, 2024, one related party customer accounted for 100% of the Company’s consolidated accounts receivable.

For the three and six months ended January 31, 2025 and 2024, substantially all of the Company’s revenues was generated from providing going public related consulting services to customers. The Company plans to mitigate the risks by transitioning its consulting services from the PRC based customers to more international customers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. A public entity shall disclose for each reportable segment the significant expense categories and amounts that are regularly provided to the CODM and included in reported segment profit or loss. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the CODM to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. ASU 2023-07 is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which emphasizes the importance of providing more granular and detailed expense information in financial statements. The update requires entities to disaggregate expenses by nature and function on the income statement, offering a clearer picture of an entity's cost structure and operational efficiency. This enhanced disclosure is intended to improve the transparency and comparability of financial reporting. Entities must apply the new guidance retrospectively to all periods presented in the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of these changes on its financial reporting and will implement the necessary adjustments to comply with the updated standards.

Recently issued ASUs by the FASB, except for the ones mentioned above, have no material impact on the Company’s condensed consolidated results of operations or financial position.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	January 31, 2025	July 31, 2024
	(unaudited)
Prepayment for advertising service fee (a)	$-	$120,000
Others	14,944	2,224
Total	$14,944	$122,224

(a)	Prepayment for advertising services represent the advance payments made by the Company to a third party advertising company for producing advertising contents. These prepayments were expensed in the second quarter when the services were performed.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 31, 2025	July 31, 2024
	(unaudited)
Furniture, fixtures and equipment	$-	$209,290
Less: accumulated depreciation	-	(149,243)
Property and equipment, net	$-	$60,047

Depreciation expense was nil and $9,669 for the three months ended January 31, 2025 and 2024, respectively. Depreciation expense was $6,282 and $19,338 for the six months ended January 31, 2025 and 2024, respectively.

In November 2024, the lease agreement with related party lessor was terminated prematurely, resulting in the disposal of all furniture, fixtures, and equipment located at the leased premises. Loss on disposal of the property and equipment was $53,765, which was recorded as other (expense) income in the consolidated statements of operations and comprehensive loss as of January 31, 2025.

NOTE 5 – INVESTMENTS IN TRADING SECURITIES

As of January 31, 2025 and July 31, 2024, the balance of investments in trading securities represented (i) certain equity securities of listed companies purchased through various open market transactions by the Company during the relevant periods. The investments are initially recorded at cost, and subsequently measured at fair value with the changes in fair value recorded in other income (expenses), net in the condensed consolidated statement of operations and comprehensive loss, and (ii) 7,850,000 ordinary shares of a listed company granted by a shareholder as capital contribution. The ordinary shares were granted on October 28, 2024 and were subject to 1933Act restrictions until March 2025. As of January 31, 2025, the fair value of the 7,850,000 ordinary shares was $2,570,090. The Company initially accounted for the share as “investment in trading securities” at fair value by reference to the prevailing market price on shares grant date, and subsequently measure the share awards at fair value.

For the three months ended January 31, 2025 and 2024, the Company recognized a decrease in fair value of investments of $1,286,722 and an increase in fair value of $80,670, respectively. For the six months ended January 31, 2025 and 2024, the Company recognized a decrease in fair value of investments of $1,138,564 and $28,734, respectively.

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OPERATING LEASES

The Company leased offices space under one non-cancelable operating lease with a related party lessor (Note 10). This lease agreement was terminated in November 2024, resulting in a loss from early termination amounting to $13,000. The loss comprised prepaid rental and lease deposit that were non-recoverable upon early termination, was recorded under other (expense) income in the consolidated statement of operations and comprehensive loss for the three and six months ended January 31, 2025.

Rent expenses for the three months ended January 31, 2025 and 2024 were $3,000 and $ 120,692, respectively. Rent expenses for the six months ended January 31, 2025 and 2024 were $12,000 and $ 246,371, respectively.

NOTE 7 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES, AND OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	January 31, 2025	July 31, 2024
	(unaudited)
Accounts payable, accrued expenses and other current liabilities:
Accrued litigation fee, current (a)	$500,000	$750,000
Investment securities payable	-	69,621
Others	943	137,436
	$500,943	$957,057
Current portion of long-term payables:
Accrued litigation fee, noncurrent (a)	$250,000	$250,000

(a)	On September 24, 2024, the Company and Boustead Securities, LLC (“Boustead”) entered into a settlement agreement, pursuant to which the Company would compensate Boustead in the amount of $1,000,000. The compensation is payable in three instalments, with first instalment of $250,000 payable with execution of settlement agreement, the second instalment of $500,000 payable before March 1, 2025, and the final instalment of $250,000 payable before December 31, 2025. In September 2024, the Company paid the first instalment. Accordingly, the Company recorded accrued litigation fees of $500,000 and $750,000 as current liabilities as of January 31, 2025 and July 31, 2024, respectively. The remaining $250,000 was recorded as noncurrent liabilities as of January 31, 2025 and July 31, 2024.

NOTE 8 – COMMON STOCK

On January 15, 2025, the Company entered into certain securities purchase agreement with certain non-affiliated institutional investors pursuant to which the Company agreed to sell 3,820,000 of its ordinary shares in a registered direct offering, for gross proceeds of approximately $4.7 million. The purchase price for each Ordinary Share is $1.25. As of January 15, 2025, the Company had 100,000,000,000 authorized ordinary shares, and 15,737,452 ordinary shares were issued and outstanding, respectively.

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

ATIF HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

1)	Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions during the three months ended January 31, 2025 and 2024, or recorded balances as of January 31, 2025 and July 31, 2024:

Name	Relationship with the Company
Mr. Jun Liu	The Chief Executive Officer of the Company
Huaya	Wholly owned by Mr. Pishan Chi, the former Chief Executive Officer of the Company
Asia International Securities Exchange Co., Ltd.	Wholly owned by Mr. Jun Liu
Zachary Group LLC (“Zachary Group”)	Wholly owned by Mr. Jun Liu

2)	Transactions with related parties

In June 2022, the Company entered into an office lease agreement (“Lease Agreement”) with Zachary Group. Pursuant to the agreement, the Company would lease the office space for a lease term of 5 years, matured in May 2027. The monthly rental fee was $20,000, payable on a monthly basis. On March 1, 2024, the Company and Zachary Group modified the lease agreement to reduce the lease term and office space. The modified agreement was for a lease term of 2 years through February 2026, and monthly rental fee was $3,000, payable on a monthly basis. On November 30, 2024, the Company entered into an agreement with Zachary Group and agreed that the Lease Agreement would be terminated effective November 1, 2024.

For the three months ended January 31, 2025 and 2024, the Company recorded rental expenses of $3,000 and $60,000, respectively. For the six months ended January 31, 2025 and 2024, the Company recorded rental expenses of $12,000 and $120,000, respectively.

For the three and six months ended January 31, 2025, the Company collected loans of $93,013 and repaid loans of $93,013 to Mr. Jun Liu.

For the three and six months ended January 31, 2024, the Company repaid loans of $17,710 to Asia International Securities Exchange Co., Ltd. The loans were interest free and was repayable on demand. For the three and six months ended January 31, 2024, the Company collected loans of $20,000 from Huaya.

3)	Balances with related parties

As of January 31, 2025 and July 31, 2024, the balances due from related parties were as follows:

	January 31, 2025	July 31, 2024
	(unaudited)
Accounts receivable:
Asia International Securities Exchange Co., Ltd.	$-	$200,000
	$-	$200,000
Due from related parties:
Asia International Securities Exchange Co., Ltd. (a)	$-	$900,000
Mr. Jun Liu	600,000
	$600,000	$900,000

a)	The balance due from Asia International Securities Exchange Co., Ltd. represented a prepayment for security purchase. However the transaction was subsequently canceled. The Company fully collect the prepayments.

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

USA

For the US jurisdiction, ATIF Inc., ATIF BC, ATIF BM are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. ATIF BD has Nil State coporation tax, but franchise tax instead. The Company also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which both were passed in 2020, no material impact on the Company is expected based on the analysis. The Company will continue to monitor the potential impact going forward.

For the three and six months ended January 31, 2025 and 2024, the Company did not incur income tax expenses.

The Company’s deferred tax assets primarily derived from the net operating loss (“NOL”). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. As of January 31, 2025 and July 31, 2024, management believes that the realization of the deferred tax assets appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance has been provided against the deferred tax assets.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. There were no uncertain tax positions as of January 31, 2025 and July 31, 2024 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

NOTE 12 – CONTIGENCIES (continued)

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

On January 22, 2025, Jun Liu resigned from his position as the Chief Executive Officer, director and Chairman of the board of directors of the “Company, effective immediately.

NOTE 13 – SUBSEQUENT EVENTS

On February 4, 2025, the Company entered into certain securities purchase agreement with certain non-affiliated institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell (1) 1,580,000 ordinary shares, par value $0.001 per share, and (2) certain pre-funded warrants to purchase up to 887,553 Ordinary Shares (the “Pre-Funded Warrants”) in a registered direct offering, and (3) in a concurrent private placement, restricted warrants to purchase an aggregate of up to 2,467,553 Ordinary Shares, for aggregate gross proceeds of approximately $2.5 million. Each Pre-Funded Warrant is exercisable for one Ordinary Share at an exercise price of USS0.01. The Company are offering the Pre-Funded Warrants to the Purchaser whose purchase of the Ordinary Shares in this offering would otherwise result in such purchase, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchase, 9.99%) of outstanding Ordinary Shares immediately following the consummation of this offering. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

On February 20, 2025, Yue Ming resigned from her positions as the Chief Financial Officer and director of the board of directors the Company, effective immediately. Effective February 20, 2025, the Board appointed Shibin Yu as the Chief Financial Officer of the Company and director of the Board, to fill the vacancy created by the resignation of Yue Ming.

On March 2, 2025, the Company entered into a lease agreement with Sat Hing Pat for a term of one year, securing office space with a monthly rental fee of $1000.

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

For the three and six months ended January 31, 2025 and 2024, we provided consulting services to one customer, which primarily engaged the Company to provide consulting services relating to going public in the US through IPO, reverse merger and acquisition.

Our total revenue generated from consulting services amounted to $0.2 million and approximately $25,000 for the three months ended January 31, 2025 and 2024, respectively. Our total revenue generated from consulting services amounted to $0.2 million and approximately $0.2 million for the six months ended January 31, 2025 and 2024, respectively.

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

Results of Operations

Comparison of Operation Results for the Three Months ended January 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended January 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the three months ended January 31,		Changes
	2025	2024	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues	200,000	25,000	175,000	700%

Operating expenses
Selling expenses	(48,000)	(93,000)	45,000	(48)%
General and administrative expenses	(502,797)	(479,516)	(23,281)	5%
Total operating expenses	(550,797)	(572,516)	21,719	(4)%

Loss from operations	(350,797)	(547,516)	196,719	(36)%

Other (expenses) income
Interest (expenses) income	3	23	(20)	(87)%
Other (expense) income	(265,941)	59,185	(325,126)	(549)%
(Loss) gain from investment in trading securities	(1,286,722)	80,670	(1,367,392)	(1695)%
Total other (expense) income	(1,552,660)	139,878	(1,692,538)	(1210)%

Loss before income taxes	(1,903,457)	(407,638)	(1,495,819)	367%

Income tax expenses	-	-	-
Net loss	(1,903,457)	(407,638)	(1,495,819)	367%

Revenues. Our total revenue increased by approximately $0.2 million, or 700%, from $25,000 for the three months ended January 31, 2024, to $0.2 million in for the three months ended January 31, 2025.

For the three months ended January 31, 2025, we provided IPO assistance services to one customer and recognized revenues of $0.2 million. For the three months ended January 31, 2024, we provided IPO assistance services to one customer and recognized revenues of $25,000.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the three months ended January 31, 2025, our selling expenses was $48,000, representing a decrease of $45,000, or 48%, from $93,000 for the three months ended January 31, 2024. The decrease was primarily due to a decrease of amortization expenses of $45,000 for TV promotion videos.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, professional expenses, office expenses, operating lease expenses. Our general and administrative expenses increased by $23,281, or 5%, from approximately $0.5 million for the three months ended January 31, 2024, to $0.5 million for the three months ended January 31, 2025.

Loss (gain) from investment in trading securities. Loss (gain) from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the three months ended January 31, 2025 and 2024, we recorded an investment loss of approximately $1.3 million and an investment gain of approximately $0.1 million, respectively.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed.

ATIF Inc, ATIF BD, ATIF BC and ATIF BM were established in the U.S and are subject to federal and state income taxes on their business operations. The federal tax rate is 21% and state tax rate is 8.84%. ATIF BD, a corporation registered in Delaware is subject to a franchise tax. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward.

For the three months ended January 31, 2025 and 2024, we did not recognize income tax expenses.

Net income (loss). As a result of foregoing, net loss was approximately $1.9 million for the three months ended January 31, 2025, an increase of loss of approximately $1.5 million from net loss of $0.4 million for the three months ended January 31, 2024.

Comparison of Operation Results for the Six Months ended January 31, 2025 and 2024

The following table summarizes the results of our operations for the six months ended January 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the six months ended January 31,		Changes
	2025	2024	Amount Increase (Decrease)	Percentage Increase (Decrease)

Revenues	200,000	150,000	50,000	33%

Operating expenses
Selling expenses	(120,000)	(165,000)	45,000	(27)%
General and administrative expenses	(951,906)	(1,189,295)	237,389	(20)%
Total operating expenses	(1,071,906)	(1,354,295)	282,389	(21)%

Loss from operations	(871,906)	(1,204,295)	332,389	(28)%

Other income (expenses)
Interest (expenses) income	(15)	23	(38)	(165)%
Other (expense) income	(260,046)	199,905	(459,951)	(230)%
Loss from investment in trading securities	(1,138,564)	(28,734)	(1,109,830)	3862%
Total other (expense) income	(1,398,625)	171,194	(1,569,819)	(917)%

Loss before income taxes	(2,270,531)	(1,033,101)	(1,237,430)	120%

Income tax expenses	-	-	-
Net loss	(2,270,531)	(1,033,101)	(1,237,430)	120%

Revenues. Our total revenue increased by $50,000 from approximately $0.2 million for the six months ended January 31, 2024, to $0.2 million in six months ended January 31, 2025.

During the six months ended January 31, 2025, we provided IPO assistance services to one customer and recognized revenues of $0.2 million. For the six months ended January 31, 2024, we provided certain IPO assistance services to four customers and recognized revenues of $150,000.

Selling expenses. Our selling expenses primarily consisted of advertising and promotion expenses. For the six months ended January 31, 2025, our selling expenses was $120,000, representing a decrease of $45,000, or 27%, from $165,000 for the six months ended January 31, 2024. The decrease was primarily due to a decrease of amortization expenses for TV promotion videos.

As a percentage of sales, our absolute amount of selling expenses were 60% and 110% of our total revenues for the six months ended January 31, 2025 and 2024, respectively.

General and administrative expenses. Our general and administrative expenses primarily consisted of salary and welfare expenses of management and administrative team, office expenses, operating lease expenses, and professional fees such as audit and legal fees. Our general and administrative expenses decreased from approximately $1.2 million in the six months ended January 31, 2024 to approximately $1.0 million in the same period of 2025, which was primarily due to decrease of payroll expenses from the compensation adjustments following changes in executive leadership roles.

As a percentage of sales, our general and administrative expenses were 476% and 793% of our total revenues for the six months ended January 31, 2025 and 2024, respectively.

Loss from investment in trading securities. Loss from investment in trading securities represented fair value changes from investment in trading securities, which was measured at market price. For the six months ended January 31, 2025 and 2024, we recorded an investment loss of approximately $1.1 million and $28,374, respectively.

Income taxes. We are incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, we are not subject to tax on income or capital gains in the British Virgin Islands. Additionally, upon payments of dividends to the shareholders, no British Virgin Islands withholding tax will be imposed. ATIF Inc, ATIF BD, ATIF BC and ATIF BM were established in the U.S and are subject to federal and state income taxes on its business operations. The federal tax rate is 21% and state tax rate is 8.84%. We also evaluated the impact from the recent tax reforms in the United States, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Health and Economic Recovery Omnibus Emergency Solutions Act (“HERO Act”), which were both passed in 2020, No material impact on the ATIF US is expected based on our analysis. We will continue to monitor the potential impact going forward. For the six months ended January 31, 2025 and 2024, we did not recognized income tax expenses.

Net loss. As a result of foregoing, net loss was approximately $2.3 million for the six months ended January 31, 2025, an increase of loss of approximately $1.3 million from net loss of $1.0 million for the six months ended January 31, 2024.

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

Liquidity and Going Concern

For the six months ended January 31, 2025 and 2024, we reported a net loss of approximately $2.3 million and $1.0 million, respectively, and operating cash outflows approximately $1.2 million and approximately $0.02 million. In assessing the ability to continue as a going concern, we monitors and analyzes cash and our ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. Because of a history of net losses from operations, cash out from operating activities, and the requirement of additional capital to fund our current operating plan at January 31, 2025, these factors indicate the existence of an uncertainty that raises substantial doubt about our ability to continue as a going concern.

In January 2025, we issued and sold 3,820,000 ordinary shares to certain non-affiliated institutional investors at a price of US$1.25 per share for gross proceeds of US$4.8 million. We recorded net proceeds of approximately $4.8 million.

As of January 31, 2025, we had cash of approximately $5.3 million, short-term investments in trading securities of approximately $2.8 million and due from a related party of $0.6 million, which were highly liquid. On the other hand, we had current liabilities of approximately $0.8 million. The cash and short-term investments in trading securities could well cover the current liabilities. Our ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating cost and expenses to generate positive operating cash flows and obtain financing from outside sources.

We have not declared nor paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our restricted net assets as of January 31, 2025.

Cash Flow

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended January 31,
	2024	2023
Net cash used in operating activities	(1,195,753)	(17,412)
Net cash provided by (used in) investing activities	441,172	(449,458)
Net cash provided by financing activities	4,774,895	-
Net decrease in cash	4,020,314	(466,870)
Cash, beginning of period	1,249,376	606,022
Cash, end of period	$5,269,690	$139,152

Operating Activities

Net cash used in operating activities was approximately $1.2 million in six months ended January 31, 2025. Net cash used in operating activities was primarily comprised of net loss of approximately $2.3 million, adjusted for loss of approximately $1.1 million from investment in trading securities, and net changes in our operating assets and liabilities, principally comprising of a decrease of $0.2 million in accounts receivable and a decrease of approximately $0.5 million in accounts payable, accrued expenses and other current liabilities because we paid litigation liabilities of approximately $0.3 million.

Net cash used in operating activities was $17,413 in the six months ended January 31, 2024. Net cash used in operating activities was primarily comprised of net loss of approximately $1.0 million, adjusted for amortization of right of use assets of approximately $0.2 million, and net changes in our operating assets and liabilities, principally comprising of (i) a decrease of accounts receivable of approximately $0.2 million and $0.6 million, respectively, due from third party customers and related party customers as a result of collection of consulting fees from customers.

Investing Activities

Net cash provided by investing activities was $0.4 million for the six months ended January 31, 2025, primarily consisting of net collection of borrowings from a related party of $0.3 million.

Net cash used in investing activities was approximately $0.4 million in the six months ended January 31, 2024, primarily used in investment in trading securities of approximately $0.4 million.

Financing Activities

Net cash provided by financing activities was approximately $4.8 million in the six months ended January 31, 2024, which represented proceeds from issuance of ordinary shares.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which is defined in Rules 13a-15(e) of the Exchange Act, as of January 31, 2025. Based on that evaluation, our management has concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our conclusion is based on the fact that we do not have sufficient full-time accounting and financial reporting personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, to address complex U.S. GAAP accounting issues and the related disclosures under U.S. GAAP. In addition, there was a lack of sufficient documented financial closing procedure and a lack of risk assessment in accordance with COSCO 2013 framework. Our management is currently in the process of evaluating the steps necessary to remediate the ineffectiveness, such as (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, and (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel, and (iii) establishing an internal audit function and standardizing the Company’s semi-annual and year-end closing and financial reporting processes.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during three months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 24, 2024, the Company and Boustead entered into a settlement agreement, pursuant to which the Company shall pay a total amount of $1,000,000 to Boustead. The payment is made in three instalments, the first instalment of $250,000 was paid on September 24, 2024, the second instalment of $500,000 was paid on February 27, 2025, and the final instalment of $250,000 is payable before December 31, 2025.

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

ATIF HOLDINGS LIMITED

March 13, 2025	By:	/s/ Dr. Kamran Khan
Dr. Kamran Khan
Chief Executive Officer

ATIF HOLDINGS LIMITED

March 13, 2025	By:	/s/ Shibin Yu
Shibin Yu
Chief Financial Officer